Form 10QSB
period 2007-08-31
AMERIWEST MINERALS CORP.
filed 2007-10-15
CIK 1401859

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2007


                            AMERIWEST MINERALS CORP.
              (Exact name of small business issuer in its charter)

           Nevada                        333-145225              20-0266164
(State or other jurisdiction of         (Commission            (IRS Employer
 incorporation or organization)         File Number)         Identification No.)

                         5135 Camino al Norte, Suite 250
                               Las Vegas, NV 89031
                    (Address of principal executive offices)

                     Issuer's telephone number: 702-974-0677

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of August 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended August 31, 2007, prepared by the company, immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   August 31,          May 31,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,878           $ 15,000
                                                                   --------           --------

TOTAL ASSETS                                                       $  2,878           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    590           $    590
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of August 31, 2007 and May 31, 2007                             3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (12,712)              (590)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            2,288             14,410
                                                                   --------           --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  2,878           $ 15,000
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                              Statement of Expenses
--------------------------------------------------------------------------------


                                                                May 30, 2007
                                             Three Months        (inception)
                                                ended              through
                                              August 31,          August 31,
                                                 2007                2007
                                              ----------          ----------

GENERAL & ADMINISTRATIVE EXPENSES             $    8,422          $    9,012

PROFESSIONAL FEES                                  3,700               3,700
                                              ----------          ----------

NET LOSS                                      $  (12,122)         $  (12,712)
                                              ==========          ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)
                                              ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,000,000
                                              ==========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                       May 30, 2007
                                                                     Three Months       (inception)
                                                                        ended             through
                                                                      August 31,         August 31,
                                                                         2007               2007
                                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,122)          $(12,712)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable                                590
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,122)           (12,122)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                          --             15,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (12,122)             2,878

CASH AT BEGINNING OF PERIOD                                              15,000                 --

CASH AT END OF YEAR                                                    $  2,878           $  2,878
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --

  Income Taxes                                                         $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Ameriwest have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's latest Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2007, as reported in From SB-2, have been omitted. Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Ameriwest will continue to realize its assets and discharge its liabilities in the normal course of business. Ameriwest has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ameriwest to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2007, Ameriwest has accumulated losses of $12,712 since inception. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Ameriwest be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $12,122 for the three months ended August 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through August 31, 2007 was $12,712.

Cash provided by financing activities for the period from inception (May 30, 2007) through August 31, 2007 was $15,000, pursuant to the sale of 3,000,000 shares of common stock issued to our director for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $2,878. In order to achieve our exploration program goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-145225 which became effective on August 23, 2007.

We are an exploration stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

Our exploration target is to find an ore body containing gold or silver. Our success depends upon finding mineralized material. This includes a determination by our geologist if the property contains reserves. We have not selected a geologist as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, except as noted herein, the property has never been mined.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

Detailed prospecting, mapping and reconnaissance geochemical surveys of the claim area should be undertaken if and when the Company is in a position to do so. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turn around time on sample analyses. The
estimated cost for this program is all inclusive                        $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. The program is expected to take two
weeks to complete. The estimated cost includes transportation, travel, accommodation, board, grid installation, two
geophysical surveys, maps and report                                      8,500

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 programs. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                             40,000
                                                                        -------

                                                     Total              $57,000
                                                                        =======

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologist will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-145225.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended May 31, 2007, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Ameriwest considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2007, cash consisted of two cashier checks payable to Ameriwest from the sole shareholder.

Mineral Property Costs. Ameriwest has been in the exploration stage since its formation on May 30, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Income Taxes. Ameriwest recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Ameriwest provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. Ameriwest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145225, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 2007                     AMERIWEST MINERALS CORP.


                                     BY: /s/ S. Gerald Diakow
                                        ----------------------------------------
                                        S. Gerald Diakow,
                                        President, Principal Executive Officer,
                                        Principal Financial Officer, Principal
                                        Accounting Officer & Sole Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                   Title                                        Date
      ---------                                   -----                                        ----


/s/ S. Gerald Diakow                President, Principal Executive Officer,               October 12, 2007
------------------------------      Principal Financial Officer,
S. Gerald Diakow                    Principal Accounting Officer, and Sole Director