Form 10QSB
period 2007-11-30
AMERIWEST MINERALS CORP.
filed 2008-01-14
CIK 1401859

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2007


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

                     Issuer's telephone number: 702-974-0677

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of November 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended November 30, 2007, prepared by the company, immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  November 30,         May 31,
                                                                     2007               2007
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    298           $ 15,000
                                                                   --------           --------

                                                                   $    298           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $      0           $    590
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of November 30, 2007 and May 31, 2007                           3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (14,702)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              298             14,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    298           $ 15,000
                                                                   ========           ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                              Statement of Expenses
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       May 30, 2007
                                              Six Months          Three Months          (inception)
                                                ended                ended                through
                                              November 30,         November 30,         November 30,
                                                 2007                 2007                 2007
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    9,812           $    1,390           $   10,402

PROFESSIONAL FEES                                  4,300                  600                4,300
                                              ----------           ----------           ----------

NET LOSS                                      $  (14,112)          $   (1,990)          $  (14,702)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    3,000,000            3,000,000
                                              ==========           ==========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                        May 30, 2007
                                                                      Six Months        (inception)
                                                                        ended             through
                                                                      November 30,       November 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,112)          $(14,702)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,702)           (14,702)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                          --             15,000
                                                                       --------           --------

NET INCREASE (DECREASE) CASH                                            (14,702)               298

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $    298           $    298
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
  Income Taxes                                                         $     --           $     --


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2007


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ameriwest Minerals, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's Forms SB-2 filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 have been omitted.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, Ameriwest had an accumulated deficit of $14,702 incurred through November 30, 2007. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Ameriwest's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Ameriwest cannot continue in existence. Ameriwest anticipates that it will need $50,000 to continue in existence for the following twelve months. Ameriwest expects to control its cash outflows based upon funds received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $1,990 for the three months ended November 30, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required periodic reports.

Our net loss from inception through November 30, 2007 was $14,702.

Cash provided by financing activities for the period from inception (May 30, 2007) through November 30, 2007 was $15,000, pursuant to the sale of 3,000,000 shares of common stock issued to our director for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $298. In order to achieve our exploration program goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-145225 which became effective on August 23, 2007.

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

PLAN OF OPERATION

Our exploration target is to find an ore body containing gold or silver. Our success depends upon finding mineralized material. This includes a determination by our geologist if the property contains reserves. We have not selected a geologist as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and investors may lose their investment.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-145225.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended November 30, 2007, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Ameriwest considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2007, we had cash of $298.

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

January 14, 2008                     AMERIWEST MINERALS CORP.


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

      Signature                                   Title                                        Date
      ---------                                   -----                                        ----


/s/ S. Gerald Diakow                President, Principal Executive Officer,               January 14, 2008
------------------------------      Principal Financial Officer,
S. Gerald Diakow                    Principal Accounting Officer, and Sole Director