Form 10-Q
period 2008-02-29
AMERIWEST MINERALS CORP.
filed 2008-06-05
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                        Commission file number 333-145225


                            AMERIWEST MINERALS CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         5135 Camino Al Norte, Suite 250
                            North Las Vegas, NV 89031
         (Address of principal executive offices, including zip code.)

                                  (702)974-0677
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of June 3, 2008

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended February 29, 2008 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  February 29,         May 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 64,391           $ 15,000
                                                                   --------           --------

                                                                   $ 64,391           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    600           $    590
                                                                   --------           --------
TOTAL LIABILITIES                                                       600                 --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 and 3,000,000 shares issued and
   outstanding as of February 29, 2008 and May 31, 2007               6,250              3,000
  Additional paid-in capital                                         73,750             12,000
  Deficit accumulated during exploration stage                      (16,209)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           63,791             14,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 64,391           $ 15,000
                                                                   ========           ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                         May 30, 2007        May 30, 2007
                                                      Nine Months         (inception)         (inception)
                                                        ended               through            through
                                                     February 29,           May 31,          February 29,
                                                         2008                2007                2008
                                                      ----------          ----------          ----------
GENERAL & ADMINISTRATIVE EXPENSES                     $    1,159          $      590          $    1,749
MINERAL PROPERTY ACQUISITION AND EXPLORATION               7,750                  --               7,750
PROFESSIONAL FEES                                          6,710                  --               6,710
                                                      ----------          ----------          ----------
NET LOSS                                              $   15,619          $      590          $   16,209
                                                      ==========          ==========          ==========

BASIC AND DILUTED NET LOSS PER SHARE                  $     0.00
                                                      ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             3,130,952
                                                      ==========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 30, 2007 (Inception) through May 31, 2007
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception
on May 30, 2007 @ $0.005 per share           3,000,000     $ 3,000     $ 12,000                      $ 15,000

Net loss, May 31, 2007                                                                $   (590)          (590)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2007                        3,000,000     $ 3,000     $ 12,000       $   (590)      $ 14,410
                                            ==========     =======     ========       ========       ========

Stock issued for cash per SB-2
offering on February 18, 2008
@ $0.02 per share                            3,250,000       3,250       61,750                        65,000

Net loss, February 29, 2008                                                            (15,619)       (15,619)
                                            ----------     -------     --------       --------       --------

BALANCE, FEBRUARY 29, 2008                   6,250,000     $ 6,250     $ 73,750       $(16,209)      $ 63,791
                                            ==========     =======     ========       ========       ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                   May 30, 2007       May 30, 2007
                                                                 Nine Months        (inception)        (inception)
                                                                   ended             through             through
                                                                 February 29,         May 31,          February 29,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(15,619)          $   (590)          $(16,209)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             10                590                600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,609)                --            (15,609)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                 65,000             15,000             80,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       65,000             15,000             80,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                49,391             15,000             64,391

CASH AT BEGINNING OF PERIOD                                         15,000                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 64,391           $ 15,000           $ 64,391
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
  Income Taxes                                                    $     --           $     --           $     --


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             as of February 29, 2008


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ameriwest Minerals Corp. was incorporated in Nevada on May 30, 2007. Ameriwest is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 "ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE ENTERPRISES." Ameriwest's principal business is the acquisition and exploration of mineral resources.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 29, 2008, there were no potentially dilutive securities outstanding.

Mineral Property Costs. Ameriwest has been in the exploration stage since its formation on May 30, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of gold and silver mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

NOTE 2. COMMON STOCK

On May 30, 2007, Ameriwest issued 3,000,000 common shares at $0.005 per share or $15,000.

On February 18, 2008, Ameriwest issued 3,250,000 common shares at $0.02 per share or $65,000.

NOTE 3. INCOME TAXES

Ameriwest uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, Ameriwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $16,209 at February 29, 2008, and will expire in 2028.

At February 28, 2008, deferred tax assets consisted of the following:

                    Deferred Tax Asset              $ 5,511
                    Valuation Allowance              (5,511)
                                                    -------
                    Net Deferred Tax Asset          $    --
                                                    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $1,507 and $15,619 for the three and nine months ended February 29, 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through February 29, 2008 was
$16,209.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000.

The following table provides selected financial data about our company for the quarter ended February 29, 2008.

                     Balance Sheet Data:           2/29/08
                     -------------------           -------

                     Cash                          $64,391
                     Total assets                  $64,391
                     Total liabilities             $   600
                     Shareholders' equity          $63,791

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2008 was $64,391. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our proposed exploration program and operating activities over the next 12 months.

PLAN OF OPERATION

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver or gold and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production. We are unable to assure investors we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Our plan of operation for the next twelve months is to complete the three phases of the exploration program. In addition to the $57,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $5,000 on general and administrative costs and professional fees. Total expenditures over the next 12 months are expected to be approximately $62,000.

The following work program has been recommended by the consulting geologist who prepared the geology report on our property.

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
                                                                        =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

We commenced Phase 1 of the exploration program on the claims in March 2008. The geologist has completed the fieldwork and we are currently waiting for him to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist and the actual project costs may exceed our estimates.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $40,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in fall 2008 and phase 3 in spring 2009. We have a verbal agreement with James P. McLeod, P.Geo, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, February 29, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of February 29, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Mr. William J. Muran became our sole officer and director upon the resignation on January 24, 2008 of Mr. S. Gerald Diakow. Due to Mr. Diakow's other obligations he was not able to spend the amount of time necessary to implement the company's business plan. In a private transaction the 3,000,000 shares held by Mr. Diakow, which he acquired from us on May 30, 2007 for $15,000, were transferred to Mr. Muran. Mr. Diakow has agreed to act as an advisor to Mr. Muran to utilize his 41 years of experience in the natural resource and mineral exploration field. Mr. Diakow has agreed that he will not receive any compensation for his advisory position and will not hold any office or position in the company.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.                             Description
-----------                             -----------

   3.1       Articles of Incorporation
   3.2       Bylaws
  31         Sec. 302 Certification of Principal Executive & Financial Officer
  32         Sec. 906 Certification of Principal Executive & Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 3, 2008             Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)