Form 10-Q/A
period 2008-02-29
AMERIWEST MINERALS CORP.
filed 2008-06-23
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                                                      ==========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From May 30, 2007 (Inception) through February 29, 2008
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception
on May 30, 2007 @ $0.005 per share           3,000,000     $ 3,000     $ 12,000                      $ 15,000

Net loss, May 31, 2007                                                                $   (590)          (590)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2007                        3,000,000     $ 3,000     $ 12,000       $   (590)      $ 14,410
                                            ==========     =======     ========       ========       ========
Stock issued for cash per Reg. S
offering on February 18, 2008
@ $0.02 per share                            3,250,000       3,250       61,750                        65,000

Net loss, February 29, 2008                                                            (15,619)       (15,619)
                                            ----------     -------     --------       --------       --------

BALANCE, FEBRUARY 29, 2008                   6,250,000     $ 6,250     $ 73,750       $(16,209)      $ 63,791
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

At February 29, 2008, deferred tax assets consisted of the following:

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

June 20, 2008            Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)