Form 10-K
period 2008-05-31
AMERIWEST MINERALS CORP.
filed 2008-08-21
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2008

                        Commission file number 333-145225

                            Ameriwest Minerals Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                20-0266164
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                         5135 Camino Al Norte, Suite 250
                            North Las Vegas, NV 89031
               (Address of Principal Executive Offices & Zip Code)

                                 (702) 974-0677
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 19, 2008, the registrant had 6,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            AMERIWEST MINERALS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                      11
Item 2.  Properties                                                        18
Item 3.  Legal Proceedings                                                 18
Item 4.  Submission of Matters to a Vote of Securities Holders             18

                               Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          18
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             19
Item 8.  Financial Statements                                              23
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              30
Item 9A. Controls and Procedures                                           30

                              Part III

Item 10. Directors and Executive Officers                                  31
Item 11. Executive Compensation                                            32
Item 12. Security Ownership of Certain Beneficial Owners and Management    34
Item 13. Certain Relationships and Related Transactions                    35
Item 14. Principal Accounting Fees and Services                            35

                               Part IV

Item 15. Exhibits                                                          36

Signatures                                                                 36

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We were incorporated on May 30, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is held in our name. The property, Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consists of approximately 83acres. We intend to explore for gold and silver deposits on the property.

In all probability the property we intend to explore does not contain any mineral reserves and therefore, investors may lose their investment.

At the present, we have no full-time employees. Our sole officer and director will devote approximately 10% - 15% of his time or 4 to 6 hours per week to our operation.

There is currently no trading market for our shares.

Our administrative office is located at 5135 Camino A1 Norte, Suite 250, North Las Vegas, NV 89031. Our fiscal year end is May 31.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 6,250,000 common shares issued and outstanding as of May 31, 2008. Of the outstanding shares 3,000,000 shares are held by our officer and director and 3,250,000 shares are held by 30 independent investors who purchased shares from us in a private placement that was exempt from registration under Regulation S of the Securities Act of 1933 and completed in March, 2008.

GLOSSARY OF MINING TERMS USED IN THIS REPORT:

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Nuees Ardante or Ladu - an extremely hot, gaseous, somewhat horizontally ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals. Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The Key property consists of four contiguous, located, lode mineral claims, Key 1-4 comprising a total of 82.64 acres. Ameriwest Minerals Corp., a Nevada, U.S.A. corporation is the beneficial owner of the mineral claims.

The mineral claim area is underlain by desert wash, colluvium, alluvial and playa deposits of Quaternary age.

The bedrock units that occur on the north and west sides of the mineral claims are Lower Cambrian age siltstones and Middle Tertiary age shale, siltstone, sandstone and tuff.

The underlying rock units on the mineral claims exhibit an east trending bulge, of low to moderate magnetic strength that could indicate a response to a younger, underlying intrusive body. Most or all of the mineral claims are drift or overburden covered and offer exploration potential. The geologist feels that the potential exists for movement of mineralizing fluids to have impregnated the older rock units. These fluids could emanate from deeper sources related to intrusive activity and travel along structurally prepared conduits in the underlying bedrock.

The mineral claim is favorably situated and may require geophysical surveys to determine in more detail its potential following the initial prospecting, mapping and reconnaissance soil geochemistry program. An exploratory drilling program could follow the Phase 1 - 3 surveys and be contingent upon positive results being obtained from the previous fieldwork.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officer and director to fund operations.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

CLAIMS

The Key mineral claims consist of 4 located mineral claims in one contiguous, 2 x 2 group that are listed as follows:

         Name             Area               Good to Date
         ----             ----               ------------
         Key 1            20.66 ac.          Sept. 1, 2007
         Key 2            20.66 ac.          Sept. 1, 2007
         Key 3            20.66 ac.          Sept. 1, 2007
         Key 4            20.66 ac.          Sept. 1, 2007

The beneficial owner of the above listed mineral claims is Ameriwest Minerals Corp.

                        [MAP SHOWING THE CLAIM LOCATION]

LOCATION

The Key 1-4 mineral claims (see Figure 2) comprise a total of 82.64 acres. The mineral claim area may be located on the Esmeralda County 1:250,000 map sheet. At the center of the claim group, (4 post) the latitude is 37(degree) 30.553' N and the longitude is 117(degree) 12.014' W.

The claims are motor vehicle accessible from the Town of Goldfield, Nevada by traveling 15 miles south along US Highway 95 to the NV Highway 266 (Cottontail) cut-off. Turn right and head west for 0.2 miles on Hwy 266 to a good dirt road between line poles 3 and 4 and head northwest for 1 mile to road junction. Center post is 15 feet right of road junction.




                        [MAP SHOWING THE CLAIM LOCATION]

ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

The Key property lies in the west central part of the State of Nevada southwest of the Town of Goldfield. The mineral claims are motor vehicle accessible from US Highway 95 by traveling south of the Town of Goldfield, NV for 15 miles to the Nevada Highway 266 and then traveling northwest for 1.2 miles to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% (in a cold year) may occur as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's F(degree) to the low 40's F(degree) with low spells down to minus 20 F(degree).

The Town of Goldfield offers some of the necessary infrastructure required to base and carry-out an exploration program, (limited accommodations, communications, some equipment and supplies). The towns of Tonopah and Beatty to the north and south, respectively on US Hwy 95 and the NV Hwy 266 junction, offer a larger choice of the essentials required to carry-out exploration work in the mineral claim area. Larger or specialized equipment can be acquired in the City of Las Vegas lying 180 miles by paved road (Highway 95) to the south.

The physiography of the Key property is gently southeast sloping valley terrain bounded on the east and west at some distance by low, rounded mountainous ranges or hills. Much of this area with many broad open valleys hosts sagebrush, juniper and pinon, Joshua trees and cacti, such as the prickly pear growing as far north as Goldfield, NV.

The claim area ranges in elevation from 4,750' - 4,850' mean sea level. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of rounded mountains in an interior plateau setting. The surface area has been altered both by some fluvial and more wind erosion and some depositional (drift cover) effects of in-filling and in situ or residual erosion. Thickness of drift cover in some valleys may vary considerably, but in the proximity of the Key property it is not thought to be very deep. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed when needed by drilling wells where allowed.

HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

The mineral claims lie within a local area seen to contain gold and silver prospects. Although the geologist is unaware of any such mineral occurrences actually known to occur on the mineral claims it is thought to be a good area in which to conduct a mineral exploration program.

GEOLOGY

Regional Geology - The regional geology of Nevada is described as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. Many of the oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults (see Figure 3a). Various types of faulting are recognized in many areas of Nevada and it often plays a large part in the emplacement of mineral occurrences and ore bodies.

Local Geology - The local geology about the Key property which is situated approximately 12 airmiles to the south of Goldfield, NV reveals a northeast trending, elongate assemblage of sedimentary (metamorphic) rock units of Lower Cambrian age. They are seen to lie in relatively close proximity to a number of Tertiary to Quaternary aged, volcanic and unconsolidated to consolidated sedimentary rock occurrences. Throughout this local area are a number of northeast trending high angle faults and some low angle northwesterly thrusting fault occurrences that could have set the stage for mineralizing fluids to have affected the underlying rock units.

Property Geology - The geology of the Key property area may be described as being covered by Quaternary desert wash, collovium, alluvium and playa deposits. This covered mineral claim area within a larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and could be considered a good target area in which to conduct mineral exploration. The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared covered bedrock could be sought after in those areas.

SUPPLIES

Supplies and manpower are readily available for exploration of the property.

OUR EXPLORATION PROGRAM

A three phase exploration proposal and cost estimate is recommended with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. We commenced Phase 1 of the exploration program in March 2008. The fieldwork has been completed by the geologist and we are awaiting the results.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

The estimated costs of the work program were provided by James P. McLeod, P.Geo. He estimated the cost of prospecting, mapping, wages, soil geochemical sampling, assaying, truck rentals, sustenance, gas etc. and contingency costs to be $57,000. We have no relationship with Mr. McLeod.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for a gold or silver deposit. We may or may not find an ore body. We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results. Because we have not found economic mineralization, it is impossible to project future revenue generation.

COMPETITIVE FACTORS

The gold and silver mining industry is fragmented, that is there are many, gold and silver prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold or silver on the property or not. If we do not, we will cease or suspend operations. We are an infinitely small participant in the gold and silver mining market. Readily available markets exist in the United States and around the world for the sale of gold and silver. Therefore, we believe we will be able to sell any gold or silver that we are able to recover.

REGULATIONS

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

MINING CLAIMS

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

Our geologist will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We would be required to comply with the laws of the State of Nevada. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

SUBCONTRACTORS

We intend to use the services of a geologist, who will supervise the subcontractors for exploration work on our properties.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no full-time employees. Our officer and director is a part-time employee and currently devotes about 10% - 15% of his time or four to six hours per week to our operation. Our officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officer and director will handle our administrative duties. The Company has paid the geologist $4,250 to commence Phase 1 of the exploration work.

ITEM 1A.  RISK FACTORS

BECAUSE WE HAVE ONLY RECENTLY COMMENCED EXPLORATION AND HAVE A LIMITED OPERATING HISTORY, THERE IS NO BASIS UPON WHICH YOU CAN EVALUATE OUR PROPOSED BUSINESS AND PROSPECTS.

We were incorporated under the name Ameriwest Minerals Corp. on May 30, 2007, and to date have been involved primarily in organizational activities and obtaining our mineral claims and funding.

We have only recently begun the exploration of our subject claims, and there is no way to evaluate the likelihood of whether we will be able to operate our proposed business successfully.

If our business fails to develop in the manner we have anticipated, investors may lose their investment in the shares.

AS A NEWLY FORMED MINERAL EXPLORATION COMPANY, WE ARE SUBJECT TO THE MANY RISKS AND UNFORESEEN EXPENSES AND PROBLEMS THAT A NEWLY FORMED MINERAL EXPLORATION COMPANY ENCOUNTERS.

As a newly formed mineral exploration company, we are subject to all of the operating hazards and risks normally incident to exploring and developing mineral properties such as unusual rock formations, environmental pollution, personal injuries, industrial accidents, flooding, cave-ins, and periodic interruptions due to inclement weather. These risks can materially adversely affect our business and cause our business to fail. Furthermore, if we are unsuccessful in preparing for and/or addressing these risks, our business will be likely to fail and investors will lose their entire investment in the shares.

Similar to other mineral exploration companies, we are also subject to many unforeseen risks and expenses incident to exploring and developing mineral properties such as delays in governmental or environmental permitting, changes in the legislation governing the mining industry that might alter our ability to conduct our operations as planned, the availability of reasonably priced insurance products, unexpected construction costs necessary to create and maintain the production facility, and normal fluctuations in the general markets for the minerals and/or metals to be produced. These risks and expenses, while beyond our control, can materially adversely affect our business and cause our business to fail. Furthermore, if these unforeseen costs and expenses exceed our current estimates, our business will be likely to fail and investors will lose their entire investment in the shares.

AS A NEWLY FORMED MINERAL EXPLORATION COMPANY, WE WILL BE REQUIRED TO IMPLEMENT AND EXECUTE OUR PROPOSED BUSINESS, AND IF WE ARE UNABLE TO DO SO INVESTORS WILL LOSE THEIR INVESTMENT IN THE SHARES.

New mineral exploration companies are traditionally subject to high rates of failure. We are no exception to this general trend and we can provide no assurances to investors that we will be able to generate any operating revenues or achieve profitable operations.

If we are unsuccessful in implementing exploration plans due to the problems, risks, or expenses previously mentioned above, our business will likely fail and investors will lose their entire investment in the shares.

AS A NEWLY FORMED MINERAL EXPLORATION COMPANY, WE WILL BE REQUIRED TO ANTICIPATE AND HANDLE POTENTIAL GROWTH AND WE MAY NOT BE ABLE TO DO SO.

If exploration of our subject claims proves successful, our potential for growth will place a significant strain on our technical, financial and managerial resources. We may have to implement new operational and financial systems and procedures, and controls to expand, train and manage employees and to coordinate our technical and accounting staffs, and if we fail to do so investors will lose their investment in the shares.

IF WE NEED TO RAISE ADDITIONAL FUNDS, THE FUNDS MAY NOT BE AVAILABLE WHEN WE NEED THEM. WE MAY BE REQUIRED TO PROVIDE RIGHTS SENIOR TO THE RIGHTS OF OUR SHAREHOLDERS IN ORDER TO ATTRACT ADDITIONAL FUNDS AND, IF WE USE EQUITY SECURITIES TO RAISE ADDITIONAL FUNDS DILUTION TO OUR SHAREHOLDERS MAY OCCUR.

To the extent that we require additional funds, we cannot assure investors that additional financing will be available when needed on favorable terms or at all, and if the funds are not available when we need them, we may be forced to terminate our business. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced; and those equity securities issued to raise additional funds may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

IF WE FAIL TO MAKE REQUIRED PAYMENTS TO THE UNITED STATES DEPARTMENT OF THE INTERIOR, BUREAU OF LAND MANAGEMENT, WE WILL LOSE THE RIGHT TO THE SUBJECT CLAIMS.

In order to maintain our rights to the claims we must make timely payments to the United States Department of the Interior, Bureau of Land Management, and if we fail to do so we will lose our rights to the claims, and we may be forced to cease our business operations.

IF OUR EXPLORATION PROGRAM PROVIDES RESULTS INDICATING THAT COMMERCIALLY VIABLE GOLD OR SILVER DEPOSITS EXIST WITHIN THE SUBJECT CLAIMS, WE WILL BE REQUIRED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL IN ORDER TO ACHIEVE PRODUCTION AND GENERATE REVENUE FROM SUCH DEPOSITS, AND IF WE ARE UNABLE TO DO SO, OUR BUSINESS MAY FAIL AND INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT IN THE SHARES.

If the initial results of our exploration program are successful, we will require additional capital for the further exploration and possible production from any mineral deposits within the subject claims.

If we are unable to raise the additional capital, our business may fail and investors will lose their entire investment in the shares.

MOST, IF NOT ALL, OF OUR COMPETITION WILL BE FROM LARGER, WELL ESTABLISHED AND BETTER FINANCED COMPANIES, AND IF WE ARE UNABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES OUR BUSINESS WILL FAIL.

If we are able to implement our business operations, substantially all of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do. If we are unable to overcome such competitive disadvantages, we will be forced to cease our business operations and investors will lose their investment in the shares.

WE CURRENTLY HAVE NO EMPLOYEES OTHER THAN OUR OFFICER, WE HAVE NO EMPLOYMENT AGREEMENT WITH OUR OFFICER, OUR OFFICER SERVES ON A PART-TIME BASIS, WE CANNOT PAY OUR OFFICER ANY COMPENSATION, AND IF OUR OFFICER WAS TO LEAVE OUR EMPLOY, OUR BUSINESS COULD FAIL.

Because our ability to engage in business is dependent upon, among other things, the personal efforts, abilities and business relationships of our officer, if our officer were to terminate employment with us or become unable to provide such services before a qualified successor, if any, could be found, our business could fail.

Our current officer does not provide full time services to us, and we will not have full-time management until such time, if ever, as we engage employees on a full-time basis.

We do not maintain "key person" insurance on our officer, and if our officer were to die or become disabled, we do not have any insurance benefits to defer the costs of seeking a replacement.

WE ARE HIGHLY DEPENDENT UPON OUR OFFICER, WE HAVE NO DEFINITIVE COMPENSATION AGREEMENTS WITH HIM, AND BECAUSE HE HAS INVOLVEMENT OR RELATIONS WITH OTHER BUSINESS, HE MAY HAVE A CONFLICT OF INTEREST.

Our officer does not work for us on a full-time basis and we have no definitive arrangement to compensate our officer or to engage him on a full-time basis. In the event that our officer resigns because of time restraints or financial reasons, this could adversely affect our ability to carry on business and could reduce the value of your investment in the shares or even cause our business to fail.

Our officer relies on other business activities to support himself and he provides services and/or consulting work to other companies in the mineral exploration business. Such business activities may be considered a conflict of interest because he must continually make decisions on how much of his time will be allocated to our business as against his other business projects, which may be competitive, or where he will allocate new business opportunities.

WE MAY BE UNABLE TO ATTRACT OR RETAIN EMPLOYEES IN WHICH EVENT OUR BUSINESS COULD FAIL.

Competition for personnel in the junior mineral exploration industry is intense. Because of our limited resources, we may not be able to compensate our employees at the same level as our competitors. If we are unable to attract, retain and motivate skilled employees, our business could fail.

We cannot assure you that we will have the financial resources to hire full-time personnel when they are needed or that qualified personnel will then be available, and if we are unable to hire full-time personnel when they are needed, our business could fail.

AS A RESULT OF THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY VIABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture necessarily involving substantial risk. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.

We can provide you with no assurance that our subject claims contain any commercially viable reserves.

THE EXPLORATION WORK THAT WE INTEND TO CONDUCT ON THE SUBJECT CLAIMS MAY NOT RESULT IN THE DISCOVERY OF COMMERCIAL QUANTITIES OF GOLD OR SILVER. EVEN IF COMMERCIAL QUALITIES OF GOLD OR SILVER ARE FOUND, WE MIGHT NOT BE ABLE TO EFFECTIVELY MINE THE GOLD BECAUSE OF THE LACK OF AVAILABLE TECHNOLOGY.

Problems, such as unusual and unexpected rock formations, environmental pollution, flooding, cave-ins, and industrial accidents, are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and investors would lose your entire investment.

THERE ARE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, AND, AS A RESULT, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards and risks, such as cave-ins, environmental pollution liability, and personal injuries.

We may be unable or unwilling to obtain insurance against such hazards and risks. We currently have no insurance against the risks of mineral exploration, and we do not expect to obtain any such insurance in the foreseeable future.

If we were to incur such a hazard or risk, the costs of overcoming same may exceed our ability to do so, in which event we could be required to liquidate all our assets and investors will lose their entire investment.

BECAUSE ACCESS TO OUR SUBJECT CLAIMS IS OFTEN RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN IMPLEMENTING OR CONTINUING WITH OUR EXPLORATION, AS WELL AS, WITH ANY FUTURE MINING EFFORTS.

Access to the subject claims may be hindered during the period between December and February of each year due to inclement weather conditions in the area. As a result, any attempts to visit, test, or explore the subject claims may be limited to when weather permits such activities.

These limitations can result in delays in our exploration efforts, as well as, any mining and production in the event that commercial amounts of minerals are found. Such delays could cause our business to fail.

AS WE UNDERTAKE EXPLORATION OF OUR SUBJECT CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE OF GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED TIME AND COST OF OUR EXPLORATION PROGRAM.

There is much governmental regulation that materially affects the exploration of minerals. We will be subject to the mining laws and regulations of the State of Nevada and the United States.

We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with applicable law.

Our exploration program budgets provide amounts for anticipated regulatory compliance, however, there is a risk that the amounts budgeted may be inadequate due to errors, omissions or additional regulations, any one of which could prevent us from carrying out our exploration program.

MARKET FACTORS IN THE MINING BUSINESS ARE OUT OF OUR CONTROL. AS A RESULT, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND.

The mining industry, in general, is intensively competitive, and we are unable to provide any assurance that a ready market will exist for the sale of any gold, even if any quantity of gold or silver is discovered within the subject claims.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

The exact effect of these factors cannot be accurately predicted, but the impact of any one or a combination thereof may result in our inability to generate any revenue.

OUR INDEPENDENT AUDITOR HAS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared on the assumption that we will continue as a going concern, but if we fail to continue as a going concern, investors will lose their investment in the shares. The report of our independent auditor refers to the substantial doubt as to our ability to continue as a going concern.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES AND WILL INCUR LOSSES AS A RESULT.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on FINRA's Over the Counter Bulletin Board. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES ARE CONSIDERED PENNY STOCK WHICH MAY LIMIT YOUR ABILITY TO SELL THE STOCK.

Our shares are considered penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

In the future we plan to contact a market maker and apply to have shares quoted on FINRA's Over the Counter Bulletin Board (OTCBB). To be eligible for quotation, issuers must remain current in their filings with the Securities and Exchange Commission. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares, if at all.

THERE HAS NOT BEEN AND MAY NEVER BE A VIABLE PUBLIC MARKET FOR OUR COMMON STOCK, AND IF A VIABLE PUBLIC MARKET DOES NOT DEVELOP, INVESTORS WILL NOT BE ABLE TO SELL THEIR SHARES EASILY, IF AT ALL.

There has not been a trading market for our shares, and we cannot predict the extent to which investor interest in our company will lead to the development of a trading market for our shares or how liquid that market might be.

If a trading market for our shares develops, the public offering price for the shares may not be indicative of prices that will prevail in such market. The market price of our common stock, if any, may decline below the public offering price.

OUR OFFICER AND DIRECTOR OWNS A LARGE BLOCK OF OUR OUTSTANDING STOCK AND WILL HAVE THE RIGHT TO EFFECTIVELY CONTROL THE COMPANY.

Our present officer and director controls approximately 48% of our outstanding common stock.

He may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, amendments to our charter and bylaws, and the approval of significant corporate transactions such as a merger or sale of our assets. In addition, that controlling influence could have the effect of delaying, deferring or preventing a change in control of our company.

WE HAVE NEVER PAID DIVIDENDS TO OUR SHAREHOLDERS, AND WE DO NOT ANTICIPATE THAT WE WILL PAY ANY DIVIDENDS TO OUR SHAREHOLDERS IN THE FORESEEABLE FUTURE.

Our future policy on payment of dividends will be determined by our Board of Directors based upon a consideration of our earnings, if any, our future capital needs and other relevant factors.

SOME HOLDERS OF OUR SECURITIES MAY HAVE THE RIGHT TO RESCIND THEIR PURCHASES. IF THESE SECURITY HOLDERS EXERCISE THEIR RIGHT TO RESCIND THEIR PURCHASES, OUR OPERATIONS WILL BE MATERIALLY ADVERSELY AFFECTED DUE TO THE COSTS ASSOCIATED WITH SUCH RESCISSION.

In April of 2007 we provided a registration statement and prospectus to certain of our stockholders. We could not sell any securities under such registration statement on file with the SEC, as the post effective amendment that had been filed in regards to the shares had been filed and was pending but had not been declared effective. The federal securities laws require registration of securities unless an appropriate exemption from the registration requirements of those laws is available. If it is determined that we sold securities under such registration statement and that an exemption did not exist for the sale of these securities, we may have violated registration requirements. If so, subsequent purchasers of these shares could seek rescission of their purchase and recover money paid for the securities. We make no admission of any violation of federal securities laws and no investor has sought rescission of any purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the alleged violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the alleged violation. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. If any security holders exercise their right to rescind their purchases, our operations will be materially adversely affected as the costs associated with any rescission may be high.

Should federal or state securities regulators deem it necessary to bring administrative or legal actions against us based upon these disclosures, the defence of any enforcement action is likely to be costly, distracting to our management and if unsuccessful could result in the imposition of significant penalties. The filing of a claim for rescission or enforcement action against us or our officers or directors could materially and adversely impact our stock price, generate significant adverse publicity that materially affects our operations and materially impair our ability to raise capital through future sales of our securities

ITEM 2. PROPERTIES

The Company's corporate offices are located at 5135 Camino Al Norte, Suite 250, North Las Vegas, NV 89031. Record title to the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA property upon which we intend to conduct exploration activities is held in our name. We intend to explore for gold and silver on the property.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We plan to contact a market maker in the future and apply to have shares quoted on FINRA's OTC Electronic Bulletin Board (OTCBB). We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. There have been no discussions or understandings between Ameriwest Minerals with any market maker regarding participation in a future trading market for our securities.

There is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. We currently have 31 shareholders of record.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We incurred operating expenses of $21,903 and $590 for the years ended May 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through May 31, 2008 was $22,493.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000.

The following table provides selected financial data about our company for the year ended May 31, 2008.

                     Balance Sheet Data:           5/31/08
                     -------------------           -------

                     Cash                          $55,124
                     Total assets                  $59,374
                     Total liabilities             $ 1,867
                     Shareholders' equity          $57,507

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $55,124 with outstanding liabilities of $1,867. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our proposed exploration program and operating activities over the next 12 months.

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

Our plan of operation for the next twelve months is to complete the three phases of the exploration program. In addition to the $57,000, of which we have paid $4,250, we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $4,000 on general and administrative costs and professional fees. Total expenditures over the next 12 months are expected to be approximately $56,000.

The following work program has been recommended by the consulting geologist who prepared the geology report on our property.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turnaround time on sample analyses. The
estimated cost for this program is all inclusive                       $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase 1 survey. The program is expected to take two weeks to
complete. The estimated cost includes transportation,
travel, accommodation, board, grid installation, two
geophysical surveys, maps and report                                   $ 8,500

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 programs. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                           $40,000
                                                                       -------

                                           Total                       $57,000
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

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameriwest Minerals Corp.
North Las Vegas, NV
(An Exploration Stage Company)

We have audited the accompanying balances sheets of Ameriwest Minerals Corp. (an exploration stage company) as of May 31, 2008 and 2007 and the related statements of expenses, changes in shareholders' equity, and cash flows for the year ended May 31, 2008 and for the periods from May 30, 2007 (inception) through May 31, 2008 and from May 30, 2007 (inception) through May 31, 2007. These financial statements are the responsibility of Ameriwest Minerals Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ameriwest is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ameriwest's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriwest Minerals Corp. as of May 31, 2008, and the results of operations and cash flows for the year then ended and for the periods from May 30, 2007 (inception) through May 31, 2008 and from May 30, 2007 (inception) through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, P.C.
--------------------------------
www.malone-bailey.com
Houston, TX
August 19, 2008

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,            May 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 55,124           $ 15,000
  Deposits                                                            4,250                 --
                                                                   --------           --------

                                                                   $ 59,374           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,867           $    590
                                                                   --------           --------
TOTAL LIABILITIES                                                     1,867                 --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 and 3,000,000 shares issued and
   outstanding as of May 31, 2008 and May 31, 2007                    6,250              3,000
  Additional paid-in capital                                         73,750             12,000
  Deficit accumulated during exploration stage                      (22,493)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           57,507             14,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 59,374           $ 15,000
                                                                   ========           ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                 May 30, 2007        May 30, 2007
                                                                  (inception)         (inception)
                                              Year ended           through             through
                                                May 31,             May 31,             May 31,
                                                 2008                2007                2008
                                              ----------          ----------          ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    4,886          $      590          $    5,476
IMPAIRMENT OF MINERAL PROPERTIES                   7,750                  --               7,750
PROFESSIONAL FEES                                  9,267                  --               9,267
                                              ----------          ----------          ----------

NET LOSS                                      $   21,903          $      590          $   22,493
                                              ==========          ==========          ==========

BASIC AND DILUTED NET LOSS PER SHARE          $     0.01          $       --
                                              ==========          ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,923,497           3,000,000
                                              ==========          ==========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 30, 2007 (Inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception
on May 30, 2007 @ $0.005 per share           3,000,000     $ 3,000     $ 12,000       $     --       $ 15,000

Net loss, May 31, 2007                                                                    (590)          (590)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2007                        3,000,000     $ 3,000     $ 12,000       $   (590)      $ 14,410
                                            ==========     =======     ========       ========       ========
Stock issued for cash per Reg. S
offering on February 18, 2008
@ $0.02 per share                            3,250,000       3,250       61,750                        65,000

Net loss, May 31, 2008                                                                 (21,903)       (21,903)
                                            ----------     -------     --------       --------       --------
BALANCE, MAY 31, 2008                        6,250,000     $ 6,250     $ 73,750       $(22,493)      $ 57,507
                                            ==========     =======     ========       ========       ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                              May 30, 2007       May 30, 2007
                                                                               (inception)        (inception)
                                                            Year ended           through            through
                                                              May 31,            May 31,            May 31,
                                                               2008               2007               2008
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(21,903)          $   (590)          $(22,493)
  Adjustments to reconcile net loss to net cash
   used in (provided by) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                   (4,250)                --             (4,250)
    Accounts Payable                                            1,277                590              1,867
                                                             --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES               (24,876)                --            (24,876)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                            65,000             15,000             80,000
                                                             --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            65,000             15,000             80,000
                                                             --------           --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      40,124             15,000             55,124

CASH AT BEGINNING OF PERIOD                                    15,000                 --                 --
                                                             --------           --------           --------

CASH AT END OF YEAR                                          $ 55,124           $ 15,000           $ 55,124
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
  Interest                                                   $     --           $     --           $     --
  Income Taxes                                               $     --           $     --           $     --


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               as of May 31, 2008
--------------------------------------------------------------------------------

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended May 31, 2008, there were no potentially dilutive securities outstanding.

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

NOTE 2. COMMON STOCK

On May 30, 2007, Ameriwest issued 3,000,000 common shares at $0.005 per share or $15,000.

On February 18, 2008, Ameriwest issued 3,250,000 common shares at $0.02 per share or $65,000.

NOTE 3. INCOME TAXES

Ameriwest uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, Ameriwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $22,493 at May 31, 2008, and will begin to expire in 2027.

At May 31, 2008, deferred tax assets consisted of the following:

                    Deferred Tax Asset              $ 7,600
                    Valuation Allowance              (7,600)
                                                    -------
                    Net Deferred Tax Asset          $    --
                                                    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors serve until his or her successor is elected and qualified. Officers are elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

      Name and Address                Age                              Position(s)
      ----------------                ---                              -----------
William J. Muran                       61        President, Secretary, Treasurer, Principal Executive Officer,
5135 Camino Al Norte, Suite 250                  Principal Financial Officer, Principal Accounting Officer
North Las Vegas, NV  89031                       & Sole Director

BACKGROUND OF OUR OFFICER AND DIRECTOR

William J. Muran has been our President, Secretary, Treasurer, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer and Sole Director since January 24, 2008.

From July 1967 to July 1973 Mr. Muran served in the United States Army achieving the rank of Specialist-Four.

Since September 1978 Mr. Muran has been the owner and operator of William J. Muran Pool Service, a full service maintenance and repair swimming pool service in Newport Beach, California.

Mr. Muran holds a Liberal Arts degree in Business and Finance from Orange Coast College in Costa Mesa, California.

Mr. Muran became our sole officer and director upon the resignation on January 24, 2008 of Mr. S. Gerald Diakow. Due to Mr. Diakow's other obligations he was not able to spend the amount of time necessary to implement the company's business plan. In a private transaction the shares held by Mr. Diakow were transferred to Mr. Muran. Mr. Diakow has agreed to act as an advisor to Mr. Muran to utilize his 41 years of experience in the natural resource and mineral exploration field. Mr. Diakow has agreed that he will not receive any compensation for his advisory position and will not hold any office or position in the company.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations.

No policy has been implemented or will be implemented to address conflicts of interest.

In the event our officer and director resigns from his position, there may be no one to run our operations and our operations may be suspended or cease entirely.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for our officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

W Muran,        2008     0         0           0            0          0            0             0         0
President,
CFO & CEO

SG Diakow,      2007     0         0           0            0          0            0             0         0
Former CEO &
CFO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
W Muran,       0              0              0           0           0           0            0           0            0
CEO & CFO

SG Diakow,     0              0              0           0           0           0            0           0            0
Former CEO
& CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
W Muran             0         0           0            0                0               0            0
Sole Director

SG Diakow,          0         0           0            0                0               0            0
Former Director

We have not paid any salaries and we do not anticipate paying any salaries in the near future. We will not begin paying salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

COMPENSATION OF DIRECTORS

Our director does not receive any compensation for serving on the board of directors.

As of the date hereof, we have not entered into employment contracts with officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

INDEMNIFICATION

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address                         Number of        Percentage of
     Beneficial Ownership [1]                   Shares           Ownership
     ------------------------                   ------           ---------

     William J. Muran                         3,000,000             48%
     5135 Camino Al Norte, Suite 250
     North Las Vegas, NV  89031

     All Officers and Directors               3,000,000             48%
      as a Group (1 person)

----------
[1] The person named above is a "promoter" as defined in the Securities Exchange Act of 1934. Mr. Muran is the only "promoter" of our company.

FUTURE SALES BY EXISTING STOCKHOLDER

A total of 3,000,000 shares of common stock were issued to Gerald Diakow, a former officer and director in May 2007. On January 24, 2008, in a private transaction the shares were transferred to the new officer and director of the corporation, William Muran. The 3,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. If he sells his stock into the market, the sales may cause the market price of the stock to drop.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 30, 2007, S. Gerald Diakow, our former president, acquired 3,000,000 shares of our common stock, for cash proceeds of $15,000. On January 24, 2008, in a private transaction the shares were transferred to the new officer and director of the corporation, William Muran. The 3,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Our officer and director is our only promoter. He has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2008, the total fees charged to the company for audit services were $6,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended May 31, 2007, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                     PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                            Description
     ------                            -----------

       3(i)            Articles of Incorporation
       3(ii)           Bylaws
      31.1             Sec. 302 Certification of Chief Executive Officer
      31.2             Sec. 302 Certification of Chief Financial Officer
      32.1             Sec. 906 Certification of Chief Executive Officer
      32.2             Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2008          Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)