Form 10-Q
period 2008-08-31
AMERIWEST MINERALS CORP.
filed 2008-10-07
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended August 31, 2008 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   August 31,          May 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 47,083           $ 55,124
  Deposits                                                            4,250              4,250
                                                                   --------           --------

                                                                   $ 51,333           $ 59,374
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,867
                                                                   --------           --------

TOTAL LIABILITIES                                                        --              1,867

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of August 31, 2008 and May 31, 2008                             6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (28,667)           (22,493)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           51,333             57,507
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 51,333           $ 59,374
                                                                   ========           ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                       May 30, 2007
                                             Three Months         Three Months         (inception)
                                                ended                ended               through
                                              August 31,           August 31,           August 31,
                                                 2008                 2007                 2008
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    1,443           $    8,422           $   14,669
PROFESSIONAL FEES                                  4,731                3,700               13,999
                                              ----------           ----------           ----------

NET LOSS                                      $   (6,174)          $  (12,122)          $  (28,667)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    6,250,000            3,000,000
                                              ==========           ==========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                               May 30, 2007
                                                         Three Months       Three Months       (inception)
                                                            ended              ended             through
                                                          August 31,         August 31,         August 31,
                                                             2008               2007               2008
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (6,174)          $(12,122)          $(28,667)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                  (1,867)                --                 --
    (Increase) decrease in Deposits                              --                 --             (4,250)
                                                           --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES              (8,041)           (12,122)           (32,917)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                              --                 --             80,000
                                                           --------           --------           --------

NET CHANGE IN CASH                                           (8,041)           (12,122)            47,083

CASH AT BEGINNING OF PERIOD                                  55,124             15,000                 --
                                                           --------           --------           --------

CASH AT END OF PERIOD                                      $ 47,083           $  2,878           $ 47,083
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                 $     --           $     --           $     --
  Income Taxes                                             $     --           $     --           $     --


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              as of August 31, 2008
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ameriwest Minerals, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

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

We incurred operating expenses of $6,174 and $12,122 for the three months ended August 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through August 31, 2008 was $28,667.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000.

The following table provides selected financial data about our company for the quarter ended August 31, 2008.

                     Balance Sheet Data:           8/31/08
                     -------------------           -------

                     Cash                          $47,083
                     Total assets                  $51,333
                     Total liabilities             $     0
                     Shareholders' equity          $51,333

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2008 was $47,083. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our proposed exploration program and operating activities over the next 12 months.

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

Our plan of operation for the next twelve months is to complete Phase 1A - Phase 3 of the exploration program. In addition to the $25,500 we anticipate spending for Phases 1-2 of the exploration program as outlined below (we have paid $4,250 for Phase 1 to date) we anticipate spending an additional $9,000 on general and administrative costs and professional fees. Total expenditures over the next 12 months are expected to be approximately $35,000.

The following work program has been recommended by the consulting geologist who prepared the geology report on our property.

PHASE 1 (COMPLETED)

Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turnaround time on sample analyses. The
estimated cost for this program is all inclusive             $ 8,500

PHASE 1A

Fill-in MMI soil sampling.                                   $ 8,500 (estimated)

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. The program is expected to take two
weeks to complete. The estimated cost includes
transportation, travel, accommodation, board, grid
installation, two geophysical surveys, maps and report       $ 8,500

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 programs. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                 $40,000
                                                             -------

                                           Total             $65,500
                                                             =======

Each phase following Phase 1 is contingent upon favorable results from the previous phase. The above program costs are management's estimates based upon the recommendations of the professional consulting geologist and the actual project costs may exceed our estimates.

We commenced Phase 1 of the exploration program on the claims in March 2008. The geologist has completed the fieldwork and provided us with his report. He has recommended a Phase 1A program consisting of some fill-in MMI soil sampling and if positive results are obtained then we would embark on the Phase 2 exploration program. We anticipate doing this during the fourth quarter of 2008, but have not yet received confirmation from the geologist as to his availability to do so. The estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months to receive the results from the assay lab and prepare his report.

Following Phase 1A, if it proves positive, we will proceed with Phase 2. The estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report. Following Phase 2 of the exploration program, if it proves successful and we are able to raise the necessary funds, we intend to proceed with Phase 3 of our exploration program. The estimated cost of this program is $40,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in spring 2009 and phase 3 in summer 2009, if we are able to raise the funding. We have a verbal agreement with James P. McLeod, P.Geo, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

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

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

     Exhibit No.                           Description
     -----------                           -----------

        3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on form SB-2 file on 8/8/07, SEC file #333-145225)
        3.2 Bylaws (Incorporated by reference to our Registration Statement on form SB-2 file on 8/8/07, SEC file #333-145225)
        31          Sec. 302 Certification of Principal Executive & Financial
                    Officer
        32          Sec. 906 Certification of Principal Executive & Financial
                    Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 7, 2008          Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)