Form 10-Q
period 2008-11-30
AMERIWEST MINERALS CORP.
filed 2009-01-07
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission file number 333-145225


                            AMERIWEST MINERALS CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         5135 Camino Al Norte, Suite 250
                            North Las Vegas, NV 89031
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of January 7, 2009.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended November 30, 2008 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  November 30,         May 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 36,573           $ 55,124
  Deposits                                                               --              4,250
                                                                   --------           --------

                                                                   $ 36,573           $ 59,374
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,867
                                                                   --------           --------

TOTAL LIABILITIES                                                        --              1,867

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of November 30, 2008 and May 31, 2008                           6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (43,427)           (22,493)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           36,573             57,507
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 36,573           $ 59,374
                                                                   ========           ========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                          May 30, 2007
                                       Three Months     Three Months     Six Months       Six Months       (inception)
                                          ended            ended           ended            ended            through
                                        November 30,     November 30,    November 30,     November 30,     November 30,
                                           2008             2007            2008             2007             2008
                                        ----------       ----------      ----------       ----------       ----------
GENERAL & ADMINISTRATIVE EXPENSES       $   10,497       $    1,390      $   11,940       $    9,812       $   25,166
PROFESSIONAL FEES                            4,263              600           8,994            4,300           18,262
                                        ----------       ----------      ----------       ----------       ----------

NET LOSS                                $  (14,760)      $   (1,990)     $  (20,935)      $  (14,112)      $  (43,427)
                                        ==========       ==========      ==========       ==========       ==========

BASIC AND DILUTED NET LOSS PER SHARE    $    (0.00)      $    (0.00)     $    (0.00)      $    (0.00)
                                        ==========       ==========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,250,000        3,000,000       6,250,000        3,000,000
                                        ==========       ==========      ==========       ==========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                               May 30, 2007
                                                          Six Months         Six Months         (inception)
                                                            ended              ended              through
                                                          November 30,       November 30,       November 30,
                                                             2008               2007               2008
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(20,935)          $(14,112)          $(43,427)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                  (1,867)              (590)                --
    (Increase) decrease in Deposits                           4,250                 --                 --
                                                           --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES             (18,552)           (14,702)           (43,427)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                              --                 --             80,000
                                                           --------           --------           --------

NET CHANGE IN CASH                                          (18,552)           (14,702)            36,573

CASH AT BEGINNING OF PERIOD                                  55,124             15,000                 --
                                                           --------           --------           --------

CASH AT END OF PERIOD                                      $ 36,573           $    298           $ 36,573
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                 $     --           $     --           $     --
  Income Taxes                                             $     --           $     --           $     --


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As of November 30, 2008
--------------------------------------------------------------------------------

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

We incurred operating expenses of $14,760 and $1,990 for the three months ended November 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through November 30, 2008 was
$43,427.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000.

The following table provides selected financial data about our company for the quarter ended November 30, 2008.

                     Balance Sheet Data:           11/30/08
                     -------------------           --------

                     Cash                          $36,573
                     Total assets                  $36,573
                     Total liabilities             $     0
                     Shareholders' equity          $36,573

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $36,573. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our proposed exploration program and operating activities over the next 12 months.

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

Our plan of operation for the next twelve months is to complete Phases 1A and 2 of the exploration program. In addition to the $17,000 we anticipate spending for Phases 1A and 2 as outlined below we anticipate spending an additional $9,000 on general and administrative costs and professional fees. Total expenditures over the next 12 months are expected to be approximately $26,000.

The following work program has been recommended by the consulting geologist who prepared the geology report on our property.

PHASE 1 (COMPLETED)

Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turnaround time on sample analyses. The
estimated cost for this program is all inclusive                  $ 8,500 (paid)

PHASE 1A

Fill-in MMI soil sampling.                                        $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase 1 survey. The program is expected to take two weeks to
complete. The estimated cost includes transportation,
travel, accommodation, board, grid installation, two
geophysical surveys, maps and report                              $ 8,500

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 programs. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                      $40,000
                                                                  ------

                                   Total                          $65,500
                                                                  =======

Each phase following Phase 1 is contingent upon favorable results from the previous phase. The above program costs are management's estimates based upon the recommendations of the professional consulting geologist and the actual project costs may exceed our estimates.

We commenced Phase 1 of the exploration program on the claims in March 2008. The geologist has completed the fieldwork and provided us with his report. He has recommended a Phase 1A program consisting of some fill-in MMI soil sampling and if positive results are obtained then we would embark on the Phase 2 exploration program. We anticipate doing this during the first quarter of 2009, but have not yet received confirmation from the geologist as to his availability to do so. The estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in late spring or early summer 2009. If phase 3 is warranted and we are able to raise the funding we may commence phase 3 in the fourth quarter 2009. We have a verbal agreement with James P. McLeod, P.Geo, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

January 7, 2009          Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)