Form 10-Q
period 2009-02-28
AMERIWEST MINERALS CORP.
filed 2009-03-25
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

                        Commission file number 333-145225


                            AMERIWEST MINERALS CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                           575 Anton Blvd., Suite 300
                              Costa Mesa, CA 92626
          (Address of principal executive offices, including zip code)

                                  (714)276-0202
                     (Telephone number, including area code)

                         5135 Camino Al Norte, Suite 250
                            North Las Vegas, NV 89031
       (Former Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of March 23, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the period ended February 28, 2009 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                     As of             As of
                                                                  February 28,         May 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 32,436           $ 55,124
  Deposits                                                               --              4,250
                                                                   --------           --------

                                                                   $ 32,436           $ 59,374
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,867
                                                                   --------           --------
TOTAL LIABILITIES                                                        --              1,867

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of February 28, 2009 and May 31, 2008                           6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (47,564)           (22,493)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           32,436             57,507
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 32,436           $ 59,374
                                                                   ========           ========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 30, 2007
                                        Three Months     Three Months     Nine Months     Nine Months     (inception)
                                           ended            ended           ended           ended           through
                                         February 28,     February 29,    February 28,    February 29,    February 28,
                                            2009             2008            2009            2008            2009
                                         ----------       ----------      ----------      ----------      ----------
GENERAL & ADMINISTRATIVE EXPENSES        $    1,679       $      907      $   13,618      $   10,719      $   26,844
PROFESSIONAL FEES                             2,459              600          11,453           4,900          20,720
                                         ----------       ----------      ----------      ----------      ----------
NET LOSS                                 $   (4,138)      $   (1,507)     $  (25,071)     $  (15,619)     $  (47,564)
                                         ==========       ==========      ==========      ==========      ==========

BASIC AND DILUTED NET LOSS PER SHARE     $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                         ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                6,250,000        3,392,857       6,250,000       3,130,952
                                         ==========       ==========      ==========      ==========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                               May 30, 2007
                                                          Nine Months        Nine Months        (inception)
                                                            ended              ended              through
                                                          February 28,       February 29,       February 28,
                                                             2009               2008               2009
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(25,071)          $(15,619)          $(47,564)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                  (1,867)                10                 --
    (Increase) decrease in Deposits                           4,250                 --                 --
                                                           --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES             (22,688)           (15,609)           (47,564)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                              --             65,000             80,000
                                                           --------           --------           --------

NET CHANGE IN CASH                                          (22,688)            49,391             32,436

CASH AT BEGINNING OF PERIOD                                  55,124             15,000                 --
                                                           --------           --------           --------

CASH AT END OF PERIOD                                      $ 32,436           $ 64,391           $ 32,436
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                 $     --           $     --           $     --
  Income Taxes                                             $     --           $     --           $     --

                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             as of February 28, 2009


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

We incurred operating expenses of $4,138 and $1,507 for the three months ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through February 28, 2009 was
$47,564.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director. A total of 3,250,000 shares of common stock were issued to non-US persons on February 18, 2008. The purchase price of the shares was $65,000 or $0.02 per share. On September 1, 2008 1,050,000 shares were rescinded by the company and funds in the amount of $21,000 were returned to seven shareholders. We rescinded the shares with the consent of such shareholders due to our concerns regarding the available exemptions from the prospectus and registration requirements of the jurisdiction of residence of such shareholders. Therefore, as a precautionary measure, the company was of the view that rescission was the appropriate remedy. On September 4, 2008 a total of 1,050,000 shares of common stock were issued to six non-US persons. The purchase price of the shares was $21,000 or $0.02 per share. These shares were exempt from registration under Regulation S of the Securities Act of 1933.

The following table provides selected financial data about our company for the quarter ended February 28, 2009.

                     Balance Sheet Data:           2/28/09
                     -------------------           -------

                     Cash                          $32,436
                     Total assets                  $32,436
                     Total liabilities             $     0
                     Shareholders' equity          $32,436

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $32,436. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our proposed exploration program and operating activities over the next 12 months.

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

We commenced Phase 1 of the exploration program on the claims in March 2008. The geologist has completed the fieldwork and provided us with his report. He has recommended a Phase 1A program consisting of some fill-in MMI soil sampling and if positive results are obtained then we would embark on the Phase 2 exploration program. We anticipate doing this during the second quarter of 2009, but have not yet received confirmation from the geologist as to his availability to do so. The estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months to receive the results from the assay lab and prepare his report.

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

March 23, 2009           Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)