Form 10-K
period 2009-05-31
AMERIWEST MINERALS CORP.
filed 2009-08-03
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

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

                           575 Anton Blvd., Suite 300
                              Costa Mesa, CA 92626
               (Address of Principal Executive Offices & Zip Code)

                                 (714) 276-0202
                               (Telephone Number)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of July 31, 2009, the registrant had 6,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            AMERIWEST MINERALS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      12
Item 2.   Properties                                                        18
Item 3.   Legal Proceedings                                                 18
Item 4.   Submission of Matters to a Vote of Securities Holders             18

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters          19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         20
Item 8.   Financial Statements                                              23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          30
Item 9A.  Controls and Procedures                                           30

                                    Part III

Item 10.  Directors and Executive Officers                                  32
Item 11.  Executive Compensation                                            33
Item 12.  Security Ownership of Certain Beneficial Owners and Management    35
Item 13.  Certain Relationships and Related Transactions                    36
Item 14.  Principal Accounting Fees and Services                            36

                                     Part IV

Item 15.  Exhibits                                                          37

Signatures                                                                  37

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We were incorporated on May 30, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We have conducted initial exploration activities on one property. Record title to the property is held in our name. The property, Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consists of approximately 83acres. We have initiated exploration for gold and silver deposits on the property.

In all probability the property does not contain any mineral reserves and therefore, investors may lose their investment.

At the present, we have no full-time employees. Our sole officer and director will devote approximately 10% - 15% of his time or 4 to 6 hours per week to our operation.

Our administrative office is located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. Our fiscal year end is May 31.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 6,250,000 common shares issued and outstanding as of May 31, 2009. Of the outstanding shares 3,000,000 shares are held by our officer and director and 3,250,000 shares are held by 30 independent investors who purchased shares from us in a private placement that was exempt from registration under Regulation S of the Securities Act of 1933 and completed in March, 2008.

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

The Key mineral claims consist of 4 located mineral claims in one contiguous, 2 x 2 group that are listed as follows:

             Name              Area            Good to Date
             ----              ----            ------------
             Key 1           20.66 ac.         Sept. 1, 2009
             Key 2           20.66 ac.         Sept. 1, 2009
             Key 3           20.66 ac.         Sept. 1, 2009
             Key 4           20.66 ac.         Sept. 1, 2009

The beneficial owner of the above listed mineral claims is Ameriwest Minerals Corp.

                        [MAP SHOWING THE CLAIM LOCATION]

LOCATION

The Key 1-4 mineral claims comprise a total of 82.64 acres. The mineral claim area may be located on the Esmeralda County 1:250,000 map sheet. At the center of the claim group, (4 post) the latitude is 37(degree) 30.553' N and the longitude is 117(degree) 12.014' W.

The claims are motor vehicle accessible from the Town of Goldfield, Nevada by traveling 15 miles south along US Highway 95 to the NV Highway 266 (Cottontail) cut-off. Turn right and head west for 0.2 miles on Hwy 266 to a good dirt road between line poles 3 and 4 and head northwest for 1 mile to road junction. Center post is 15 feet right of road junction.

                       [MAP SHOWING THE PROPERTY LOCATION]

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

OUR EXPLORATION PROGRAM

A three phase exploration proposal and cost estimate was recommended by the consulting geologist with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase. We commenced Phase 1 of the exploration program in March 2008 and the geologist provided us with his report. He initially recommended a Phase 1A program consisting of some fill-in MMI soil sampling and if positive results were obtained then we would embark on the Phase 2 exploration program. After further discussions with him we have put the exploration program on hold while we determine if initiating exploration on another property would provide more positive results to our shareholders. If we do decide to proceed with Phase 1A, the estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months to receive the results from the assay lab and prepare his report.

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

Our geologist has, and will continue to, secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We would be required to comply with the laws of the State of Nevada. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

SUBCONTRACTORS

We intend to use the services of a geologist, who will supervise the subcontractors for exploration work on our properties.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no full-time employees. Our officer and director is a part-time employee and currently devotes about 10% - 15% of his time or four to six hours per week to our operation. Our officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officer and director will handle our administrative duties. The Company paid the geologist $8,500 for Phase 1 of the exploration work.

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

Our shares are quoted on FINRA's Over the Counter Bulletin Board (OTCBB). To be eligible for quotation, issuers must remain current in their filings with the Securities and Exchange Commission. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares, if at all.

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

The Company's corporate offices are located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. Record title to the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA property upon which we conduct exploration activities is held in our name. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on FINRA's OTC Electronic Bulletin Board (OTCBB), symbol "AWSS". There has been no active trading of our securities, and, therefore, no high and low bid pricing. We currently have 31 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2009.

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

We incurred operating expenses of $27,038 and $21,903 for the years ended May 31, 2009 and 2008, respectively. These expenses consisted of exploration expenses, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through May 31, 2009 was $49,531.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000.

The following table provides selected financial data about our company for the year ended May 31, 2009.

                     Balance Sheet Data:           5/31/09
                     -------------------           -------

                     Cash                          $30,469
                     Total assets                  $30,469
                     Total liabilities             $     0
                     Shareholders' equity          $30,469

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $30,469 with no outstanding liabilities. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our proposed exploration program and operating activities over the next 12 months.

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

A three phase exploration proposal and cost estimate was recommended by the consulting geologist with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase. We completed Phase 1 of the exploration program in March 2008 and the geologist provided us with his report. He initially recommended a Phase 1A program consisting of some fill-in MMI soil sampling and if positive results were obtained then we would embark on the Phase 2 exploration program. After further discussions with him we have put the exploration program on hold while we determine if initiating exploration on another property would provide more positive results to our shareholders. If we do decide to proceed with Phase 1A, the estimated cost of this program is $8,500 and will take approximately 10 days to complete and an additional one to two months to receive the results from the assay lab and prepare his report.

If we decide to proceed with further exploration on our current property our plan of operation for the next twelve months is to complete Phases 1A and 2 of the exploration program. In addition to the $17,000 we anticipate spending for Phases 1A and 2 as outlined below we anticipate spending an additional $9,000 on general and administrative costs and professional fees. Total expenditures over the next 12 months are expected to be approximately $26,000. The following work program has been recommended by the consulting geologist who prepared the geology report on our property.

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

We have a verbal agreement with James P. McLeod, P.Geo., the consulting geologist who prepared the geology report on our claims, to retain his services for all phases of the exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

ITEM 8. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Ameriwest Minerals Corp.
North Las Vegas, NV
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ameriwest Minerals Corp.(an exploration stage company) as of May 31, 2009 and 2008 and the related statements of expenses, changes in stockholders' equity and cash flows for the years then ended and for the period from May 30, 2007 (inception) through May 31, 2009. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriwest Minerals Corp. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from May 30, 2007 (inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no significant revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PC
---------------------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
July 31, 2009

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,            May 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 30,469           $ 55,124
  Deposits                                                               --              4,250
                                                                   --------           --------

                                                                   $ 30,469           $ 59,374
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,867
                                                                   --------           --------
TOTAL LIABILITIES                                                        --              1,867


STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of May 31, 2009 and May 31, 2008                                6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (49,531)           (22,493)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           30,469             57,507
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 30,469           $ 59,374
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

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                     May 30, 2007
                                                                                      (inception)
                                              Year ended          Year ended           through
                                                May 31,             May 31,             May 31,
                                                 2009                2008                2009
                                              ----------          ----------          ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    5,807          $    4,886          $   11,283
IMPAIRMENT OF MINERAL PROPERTIES                   8,578               7,750              16,328
PROFESSIONAL FEES                                 12,653               9,267              21,920
                                              ----------          ----------          ----------

NET LOSS                                      $   27,038          $   21,903          $   49,531
                                              ==========          ==========          ==========

BASIC AND DILUTED NET LOSS PER SHARE          $     0.00          $     0.01
                                              ==========          ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     6,250,000           3,923,497
                                              ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 30, 2007 (Inception) through May 31, 2009
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception
on May 30, 2007 @ $0.005 per share           3,000,000     $ 3,000     $ 12,000       $     --       $ 15,000

Net loss, May 31, 2007                                                                    (590)          (590)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2007                        3,000,000       3,000       12,000           (590)        14,410
                                            ==========     =======     ========       ========       ========
Stock issued for cash per Reg. S
offering on February 18, 2008
@ $0.02 per share                            3,250,000       3,250       61,750                        65,000

Net loss, May 31, 2008                                                                 (21,903)       (21,903)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2008                        6,250,000       6,250       73,750        (22,493)        57,507
                                            ==========     =======     ========       ========       ========

Net loss, May 31, 2009                                                                 (27,038)       (27,038)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2008                        6,250,000     $ 6,250     $ 73,750       $(49,531)      $ 30,469
                                            ==========     =======     ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 May 30, 2007
                                                                                                  (inception)
                                                            Year ended         Year ended          through
                                                              May 31,            May 31,            May 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(27,038)          $(21,903)          $(49,531)
  Adjustments to reconcile net loss to net cash
   used in (provided by) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                    4,250             (4,250)                --
    Accounts Payable                                           (1,867)             1,277                 --
                                                             --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES               (24,655)           (24,876)           (49,531)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                --             65,000             80,000
                                                             --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                --             65,000             80,000
                                                             --------           --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     (24,655)            40,124             30,469

CASH AT BEGINNING OF PERIOD                                    55,124             15,000                 --
                                                             --------           --------           --------

CASH AT END OF YEAR                                          $ 30,469           $ 55,124           $ 30,469
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
  Income Taxes                                               $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2009
--------------------------------------------------------------------------------

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended May 31, 2009, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Ameriwest considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Property Costs. Ameriwest has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "WHETHER MINERAL RIGHTS ARE TANGIBLE OR INTANGIBLE ASSETS". The Company assesses the carrying costs for impairment under SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At May 31, 2009, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. COMMON STOCK

On May 30, 2007, Ameriwest issued 3,000,000 common shares at $0.005 per share or $15,000.

On February 18, 2008, Ameriwest issued 3,250,000 common shares at $0.02 per share or $65,000.

NOTE 4. INCOME TAXES

Ameriwest uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009, Ameriwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $49,531 at May 31, 2009, and will begin to expire in 2027.

At May 31, 2009, deferred tax assets consisted of the following:

                   Deferred Tax Asset              $ 16,841
                   Valuation Allowance              (16,841)
                                                   --------
                   Net Deferred Tax Asset          $     --
                                                   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officer and director is set forth below:

 Name and Address            Age                  Position(s)
 ----------------            ---                  -----------

William J. Muran             62  President, Secretary, Treasurer, Principal
575 Anton Blvd., Suite 300       Executive Officer, Principal Financial Officer,
Costa Mesa, CA  92626            Principal Accounting Officer & Sole Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

W Muran,        2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

     Name and Address                         Number of        Percentage of
     Beneficial Ownership [1]                   Shares           Ownership
     ------------------------                   ------           ---------

     William J. Muran                         3,000,000             48%
     575 Anton Blvd., Suite 300
     Costa Mesa, CA  92626

     All Officers and Directors               3,000,000             48%
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2009, the total fees charged to the company for audit services were $9,080, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

July 31, 2009            Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)