Form 10-Q
period 2009-08-31
AMERIWEST MINERALS CORP.
filed 2009-09-24
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of September 23, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the period ended August 31, 2009 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   August 31,          May 31,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 25,747           $ 30,469
                                                                   --------           --------

                                                                   $ 25,747           $ 30,469
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of August 31, 2009 and May 31, 2009                          $  6,250           $  6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (54,253)           (49,531)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           25,747             30,469
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 25,747           $ 30,469
                                                                   ========           ========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                       May 30, 2007
                                             Three Months         Three Months          (inception)
                                                ended                ended                through
                                               August 31,           August 31,           August 31,
                                                 2009                 2008                 2009
                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES             $    1,084           $    1,443           $   28,695
PROFESSIONAL FEES                                  3,638                4,731               25,558
                                              ----------           ----------           ----------

NET LOSS                                      $   (4,722)          $   (6,174)          $  (54,253)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     6,250,000            6,250,000
                                              ==========           ==========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                      May 30, 2007
                                                                Three Months       Three Months        (inception)
                                                                   ended              ended              through
                                                                  August 31,         August 31,         August 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (4,722)          $ (6,174)          $(54,253)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             --             (1,867)                --
                                                                  --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                     (4,722)            (8,041)           (54,253)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                     --                 --             80,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             80,000
                                                                  --------           --------           --------

NET CHANGE IN CASH                                                  (4,722)            (8,041)            25,747

CASH AT BEGINNING OF PERIOD                                         30,469             55,124                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 25,747           $ 47,083           $ 25,747
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
  Income Taxes                                                    $     --           $     --           $     --


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                              As of August 31, 2009
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ameriwest Minerals, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective this quarter, Ameriwest implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Ameriwest's financial position or results of operations. Ameriwest evaluated all events or transactions that occurred after August 31, 2009 up through September 23, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. GOING CONCERN

As of August 31, 2009, Ameriwest has not generated revenues and has accumulated losses of $54,253 since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

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

The Company carried out the first phase of exploration on the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consists of approximately 83acres. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property, allow the Claim to lapse in September 2009 and actively pursue another property on which exploration could be conducted, better utilizing our remaining cash assets.

We incurred operating expenses of $4,722 and $6,174 for the three months ended August 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through August 31, 2009 was $54,253.

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

The following table provides selected financial data about our company for the quarter ended August 31, 2009.

                     Balance Sheet Data:           8/31/09
                     -------------------           -------

                     Cash                          $25,747
                     Total assets                  $25,747
                     Total liabilities             $     0
                     Shareholders' equity          $25,747

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2009 was $25,747. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our operating activities over the next 12 months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to secure a new property for exploration or other potential business opportunities that might be available to the Company. There can be no assurance that we will be able to secure a new property for exploration or find other available business opportunities. There is also no certainty of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. If we are unable to secure another property for exploration or alternatively, find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

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

September 23, 2009       Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)