Form 10-Q
period 2009-11-30
AMERIWEST MINERALS CORP.
filed 2010-01-14
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of January 14, 2010.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended November 30, 2009 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,         May 31,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,094           $ 30,469
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,094             30,469

FIXED ASSETS
  Bioreactor Pod                                                     24,000                 --
                                                                   --------           --------
TOTAL FIXED ASSETS                                                   24,000                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 25,094           $ 30,469
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,300           $     --
                                                                   --------           --------
TOTAL LIABILITIES                                                     1,300                 --

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of November 30, 2009 and May 31, 2009                           6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (56,206)           (49,531)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           23,794             24,219
                                                                   --------           --------


      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 25,094           $ 24,219
                                                                   ========           ========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                             May 30, 2007
                                        Three Months      Three Months      Six Months       Six Months       (inception)
                                           ended             ended            ended            ended            through
                                         November 30,      November 30,     November 30,     November 30,     November 30,
                                            2009              2008             2009             2008             2009
                                         ----------        ----------       ----------       ----------       ----------
GENERAL & ADMINISTRATIVE EXPENSES        $      653        $   10,497       $    1,737       $   11,940       $   29,347
PROFESSIONAL FEES                             1,300             4,263            4,938            8,994           26,858
                                         ----------        ----------       ----------       ----------       ----------

NET LOSS                                 $   (1,953)       $  (14,760)      $   (6,675)      $  (20,935)      $  (56,206)
                                         ==========        ==========       ==========       ==========       ==========

BASIC AND DILUTED NET LOSS PER SHARE     $    (0.00)       $    (0.00)      $    (0.00)      $    (0.00)
                                         ==========        ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                6,250,000         6,250,000        6,250,000        6,250,000
                                         ==========        ==========       ==========       ==========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                      May 30, 2007
                                                                 Six Months         Six Months         (inception)
                                                                   ended              ended              through
                                                                 November 30,       November 30,       November 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (6,675)          $(20,935)          $(56,206)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                 1,300             (1,867)             1,300
    Deposits                                                            --              4,250                 --
                                                                  --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                     (5,375)           (18,552)           (54,906)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                       (24,000)                --            (24,000)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (24,000)                --            (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                     --                 --             80,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     --                 --             80,000
                                                                  --------           --------           --------

NET CHANGE IN CASH                                                 (29,375)           (18,552)             1,094

CASH AT BEGINNING OF PERIOD                                         30,469             55,124                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  1,094           $ 36,572           $  1,094
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
  Income Taxes                                                    $     --           $     --           $     --


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                             As of November 30, 2009
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of November 30, 2009, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. If the results prove positive then the Company will proceed with acquiring the license rights for those pods.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after November 30, 2009 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company carried out the first phase of exploration on the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consists of approximately 83 acres. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and we allowed the Claim to lapse in September 2009. On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement, if the terms are met, will become effective on or before March 31, 2010.

We incurred operating expenses of $1,953 and $14,760 for the three months ended November 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through November 30, 2009 was
$56,206.

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

The following table provides selected financial data about our company for the quarter ended November 30, 2009.

                     Balance Sheet Data:           11/30/09
                     -------------------           --------

                     Cash                          $ 1,094
                     Total assets                  $25,094
                     Total liabilities             $ 1,300
                     Shareholders' equity          $23,794

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2009 was $1,094. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will not be sufficient to fund our operating activities over the next 12 months. If we experience a shortage of funds our director has informally agreed to loan the company funds for operating expenses.

PLAN OF OPERATION

On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement, if the terms are met, will become effective on or before March 31, 2010. Our plan of operation for the next twelve months is to complete the Agreement with Suntech Energy. There can be no assurance that we will be able to do so. If we are unable to complete the agreement with Suntech Energy or alternatively, find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

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

January 14, 2010         Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)