Form 10-Q
period 2010-02-28
AMERIWEST MINERALS CORP.
filed 2010-04-14
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of April 12, 2010.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended February 28, 2010 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                    As of               As of
                                                                 February 28,          May 31,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    197           $ 30,469
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    197             30,469

FIXED ASSETS
  Bioreactor Pod                                                     24,000                 --
                                                                   --------           --------
TOTAL FIXED ASSETS                                                   24,000                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 24,197           $ 30,469
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,300           $     --
                                                                   --------           --------
TOTAL LIABILITIES                                                     1,300                 --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of February 28, 2010 and May 31, 2009                           6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (57,103)           (49,531)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           22,897             30,469
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 24,197           $ 30,469
                                                                   ========           ========


            See accompanying notes to unaudited financial statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 30, 2007
                                        Three Months     Three Months     Nine Months     Nine Months     (inception)
                                           ended            ended           ended           ended           through
                                         February 28,     February 28,    February 28,    February 28,    February 28,
                                            2010             2009            2010            2009            2010
                                         ----------       ----------      ----------      ----------      ----------


GENERAL & ADMINISTRATIVE EXPENSES        $      897       $    1,678      $    2,634      $   13,618      $   30,244
PROFESSIONAL FEES                             1,300            2,459           4,938          11,453          26,858
                                         ----------       ----------      ----------      ----------      ----------

NET LOSS                                  $  (2,197)      $   (4,137)     $   (7,572)     $  (25,072)     $  (57,103)
                                         ==========       ==========      ==========      ==========      ==========

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                            $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                         ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                6,250,000        6,250,000       6,250,000       6,250,000
                                         ==========       ==========      ==========      ==========


            See accompanying notes to unaudited financial statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                 May 30, 2007
                                                            Nine Months        Nine Months        (inception)
                                                              ended              ended              through
                                                            February 28,       February 28,       February 28,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (7,572)          $(25,072)          $(57,103)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                            1,300             (1,867)             1,300
    Deposits                                                       --              4,250                 --
                                                             --------           --------           --------
      NET CASH USED IN OPERATING ACTIVITIES                    (6,272)           (22,689)           (55,803)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                  (24,000)                --            (24,000)
                                                             --------           --------           --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (24,000)                --            (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                --                 --             80,000
                                                             --------           --------           --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    --                 --             80,000
                                                             --------           --------           --------

NET CHANGE IN CASH                                            (30,272)           (22,689)               197

CASH AT BEGINNING OF PERIOD                                    30,469             55,124                 --
                                                             --------           --------           --------

CASH AT END OF PERIOD                                        $    197           $ 32,436           $    197
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
  Income Taxes                                               $     --           $     --           $     --


            See accompanying notes to unaudited financial statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                             As of February 28, 2010
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of February 28, 2010, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. If the results prove positive then the Company will proceed with acquiring the license rights for those pods.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 28, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We incurred operating expenses of $2,197 and $4,137 for the three months ended February 28, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through February 28, 2010 was
$57,103.

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

The following table provides selected financial data about our company for the quarter ended February 28, 2010.

                     Balance Sheet Data:           2/28/10
                     -------------------           -------

                     Cash                          $   197
                     Total assets                  $24,197
                     Total liabilities             $ 1,300
                     Shareholders' equity          $22,897

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2010 was $197. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will not be sufficient to fund our operating activities over the next 12 months. If we experience a shortage of funds our director has informally agreed to loan the company funds for operating expenses.

PLAN OF OPERATION

On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the Agreement, however; discussion our currently underway for another Letter of Intent with Suntech Energy. Our plan of operation for the next twelve months is to complete the Agreement with Suntech Energy. There can be no assurance that we will be able to do so. If we are unable to complete the agreement with Suntech Energy or alternatively, find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

  Exhibit No.                               Description
  -----------                               -----------

     3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on form SB-2 filed on 8/8/07, SEC file #333-145225)

     3.2 Bylaws (Incorporated by reference to our Registration Statement on form SB-2 filed on 8/8/07, SEC file #333-145225)

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

April 12, 2010           Ameriwest Minerals Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)