Form 10-K
period 2010-05-31
AMERIWEST MINERALS CORP.
filed 2010-09-13
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2010

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

                                  (714)276-0202
                               (Telephone Number)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 10, 2010, the registrant had 6,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            AMERIWEST MINERALS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.      Business                                                         3
Item 1A.     Risk Factors                                                     4
Item 1B.     Unresolved Staff Comments                                        7
Item 2.      Properties                                                       7
Item 3.      Legal Proceedings                                                7
Item 4.      [Removed and Reserved]                                           7

                                     Part II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                8
Item 6.      Selected Financial Data                                          8
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      10
Item 8.      Financial Statements                                            11
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        19
Item 9A(T).  Controls and Procedures                                         19
Item 9B.     Other Information                                               21

                                    Part III

Item 10.     Directors, Executive Officers and Corporate Governance          21
Item 11.     Executive Compensation                                          22
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 24
Item 13.     Certain Relationships and Related Transactions and Director
             Independence                                                    25
Item 14.     Principal Accounting Fees and Services                          25

                                     Part IV

Item 15.     Exhibits                                                        26

Signatures                                                                   26

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We were incorporated on May 30, 2007. We are an exploration stage corporation. The Company carried out the first phase of exploration on the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consists of approximately 83 acres. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and we allowed the Claim to lapse in September 2009. On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement, if the terms were met, would have become effective on or before March 31, 2010. The Agreement expired without the parties coming to terms; the Company is now in discussions with Suntech Energy with reard to signing a new Agreement.

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

COMPETITIVE FACTORS

We do not currently compete with anyone.

REGULATIONS

We are not currently subject to any regulatory bodies.

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

We were incorporated under the name Ameriwest Minerals Corp. on May 30, 2007, and to date have been involved primarily in organizational activities and obtaining our mineral claims, limited exploration and funding.

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

New exploration companies are traditionally subject to high rates of failure. We are no exception to this general trend and we can provide no assurances to investors that we will be able to generate any operating revenues or achieve profitable operations. If we are unsuccessful in implementing business operations, our business will likely fail and investors will lose their entire investment in the shares.

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

Should federal or state securities regulators deem it necessary to bring administrative or legal actions against us based upon these disclosures, the defence of any enforcement action is likely to be costly, distracting to our management and if unsuccessful could result in the imposition of significant penalties. The filing of a claim for rescission or enforcement action against us or our officers or directors could materially and adversely impact our stock price, generate significant adverse publicity that materially affects our operations and materially impair our ability to raise capital through future sales of our securities

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. The offices are shared office space with available furnished private offices and mini-suites, plus two meeting rooms, for which the company pays $65 per month. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on FINRA's OTC Electronic Bulletin Board (OTCBB), sumbol "AWSS".
There has been no active trading of our securities, and, therefore, no high and low bid pricing. We currently have 31 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

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

We incurred operating expenses of $11,126 and $27,038 for the years ended May 31, 2010 and 2009, respectively. These expenses consisted of exploration expenses, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through May 31, 2010 was $60,657.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000.

The following table provides selected financial data about our company for the year ended May 31, 2010.

                     Balance Sheet Data:           5/31/10
                     -------------------           -------

                     Cash                          $   343
                     Total assets                  $24,343
                     Total liabilities             $ 5,000
                     Shareholders' equity          $19,343

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $343 with $5,000 in outstanding liabilities. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is not sufficient to fund our operating activities over the next 12 months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Ameriwest Minerals Corp.
(A Development Stage Company)
North Las Vegas,NV

We have audited the balance sheets of Ameriwest Minerals Corp. ("the Company") as of May 31, 2010 and 2009, and the statements of operations, shareholders' equity and cash flows for the years then ended and for the period from May 30, 2007 (inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of at the Company as of May 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended and for the period from inception through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MALONEBAILEY, LLP
-----------------------------
MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
September 10 2010

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    As of              As of
                                                                    May 31,            May 31,
                                                                     2010               2009
                                                                   --------           --------
CURRENT ASSETS
  Cash                                                             $    343           $ 30,469
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    343             30,469

FIXED ASSETS
  Bioreactor Pod                                                     24,000                 --
                                                                   --------           --------
TOTAL FIXED ASSETS                                                   24,000                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 24,343           $ 30,469
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  2,500           $     --
  Loan Payable - Related Party                                        2,500                 --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,000                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               5,000                 --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding
   as of May 31, 2010 and May 31, 2009                                6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (60,657)           (49,531)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           19,343             30,469
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 24,343           $ 30,469
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

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                            May 30, 2007
                                                                                             (inception)
                                                          Year ended       Year ended          through
                                                            May 31,          May 31,           May 31,
                                                             2010             2009              2010
                                                          ----------       ----------        ----------
GENERAL & ADMINISTRATIVE EXPENSES                         $    3,746       $    5,807        $   15,029
IMPAIRMENT OF MINERAL PROPERTIES                                  --            8,578            16,328
PROFESSIONAL FEES                                              7,380           12,653            29,300
                                                          ----------       ----------        ----------

NET LOSS                                                  $   11,126       $   27,038        $   60,657
                                                          ==========       ==========        ==========

BASIC AND DILUTED NET LOSS PER SHARE                      $     0.00       $     0.00
                                                          ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       6,250,000        6,250,000
                                                          ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 30, 2007 (Inception) through May 31, 2010
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception
on May 30, 2007 @ $0.005 per share           3,000,000     $ 3,000     $ 12,000       $     --       $ 15,000

Net loss, May 31, 2007                                                                    (590)          (590)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2007                        3,000,000       3,000       12,000           (590)        14,410
                                            ==========     =======     ========       ========       ========
Stock issued for cash per Reg "S"
offering on February 18, 2008
@ $0.02 per share                            3,250,000       3,250       61,750                        65,000

Net loss, May 31, 2008                                                                 (21,903)       (21,903)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2008                        6,250,000       6,250       73,750        (22,493)        57,507
                                            ==========     =======     ========       ========       ========

Net loss, May 31, 2009                                                                 (27,038)       (27,038)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2009                        6,250,000     $ 6,250     $ 73,750       $(49,531)      $ 30,469
                                            ==========     =======     ========       ========       ========

Net loss, May 31, 2010                                                                 (11,126)       (11,126)
                                            ----------     -------     --------       --------       --------

BALANCE, MAY 31, 2010                       6,250,000      $ 6,250     $ 73,750       $(60,657)      $ 19,343
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

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   May 30, 2007
                                                                                                    (inception)
                                                                  Year ended        Year ended        through
                                                                    May 31,          May 31,          May 31,
                                                                     2010             2009             2010
                                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(11,126)        $(27,038)        $(60,657)
  Adjustments to reconcile net loss to net cash
   used in (provided by) operating activities:
  Changes in operating assets and liabilities:
    Deposits                                                             --            4,250               --
    Accounts Payable                                                  2,500           (1,867)           2,500
    Loan Payable - Related Party                                      2,500               --            2,500
                                                                   --------         --------         --------

           NET CASH USED IN OPERATING ACTIVITIES                     (6,126)         (24,655)         (55,657)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                        (24,000)              --          (24,000)
                                                                   --------         --------         --------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (24,000)              --          (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                      --               --           80,000
                                                                   --------         --------         --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                     --               --           80,000
                                                                   --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (30,126)         (24,655)             343

CASH AT BEGINNING OF PERIOD                                          30,469           55,124               --
                                                                   --------         --------         --------

CASH AT END OF YEAR                                                $    343         $ 30,469         $    343
                                                                   ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --         $     --         $     --
  Income Taxes                                                     $     --         $     --         $     --

   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2010


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ameriwest Minerals Corp. was incorporated in Nevada on May 30, 2007. Ameriwest is an Exploration Stage Company, as defined by ASC No. 915 DEVELOPMENT STAGE ENTITIES. Ameriwest's principal business is the acquisition and exploration of mineral resources.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended May 31, 2010, there were no potentially dilutive securities outstanding.

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

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2010


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T.)

Recently Issued Accounting Pronouncements. Ameriwest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Ameriwest will continue to realize its assets and discharge its liabilities in the normal course of business. Ameriwest has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ameriwest to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2010, Ameriwest has accumulated losses since inception. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Ameriwest be unable to continue as a going concern.

NOTE 3. COMMON STOCK

On May 30, 2007, Ameriwest issued 3,000,000 common shares at $0.005 per share or $15,000.

On February 18, 2008, Ameriwest issued 3,250,000 common shares at $0.02 per share or $65,000.

NOTE 4. INCOME TAXES

Ameriwest uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2010, Ameriwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $60,657 at May 31, 2010, and will begin to expire in 2027.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2010


NOTE 4. INCOME TAXES (CON'T.)

At May 31, 2010 and 2009, deferred tax assets consisted of the following:

                                                   May 31,
                                             2010           2009
                                             ----           ----

          Deferred Tax Asset              $ 20,623       $ 16,841
          Valuation Allowance              (20,623)       (16,841)
          Net Deferred Tax Asset

NOTE 5. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. If the results prove positive then the Company will proceed with acquiring the license rights for those pods. The pod is not in use yet.

NOTE 6. LOAN PAYABLE - RELATED PARTY

As of May 31, 2010, there is a loan payable due to William Muran for $2,500, that is non interest bearing, unsecured, with no specific repayment terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

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

The name, address, age and position of our officer and director is set forth below:

Name and Address              Age                 Position(s)
----------------              ---                 -----------

William J. Muran              63      President, Secretary, Treasurer, Principal
575 Anton Blvd., Suite 300            Executive Officer, Principal Financial
Costa Mesa, CA  92626                 Officer, Principal Accounting Officer &
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

W Muran,        2010     0         0           0            0          0            0             0         0
President,      2009     0         0           0            0          0            0             0         0
CFO & CEO       2008     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                            Stock Awards
          ----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2010, the total fees charged to the company for audit services were $7,200, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

September 10, 2010          Ameriwest Minerals Corp.


                                /s/ William J. Muran
                                ------------------------------------------------
                            By: William J. Muran
                                (Chief Executive Officer, Chief Financial
                                Officer, Principal Accounting Officer,
                                President, Secretary, Treasurer & Sole Director)