Form 10-Q
period 2010-08-31
AMERIWEST MINERALS CORP.
filed 2010-10-05
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,000 shares as of October 5, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the period ended August 31, 2010 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                     As of              As of
                                                                   August 31,          May 31,
                                                                     2010               2010
                                                                   --------           --------
CURRENT ASSETS
  Cash                                                             $  4,454           $    343
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            4,454                343

FIXED ASSETS
  Bioreactor Pod                                                     24,000             24,000
                                                                   --------           --------
      TOTAL FIXED ASSETS                                             24,000             24,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 28,454           $ 24,343
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  4,800           $  2,500
  Loan Payable - Related Party                                        8,212              2,500
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      13,012              5,000
                                                                   --------           --------

      TOTAL LIABILITIES                                              13,012              5,000

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 75,000,000 shares
   authorized; 6,250,000 shares issued and outstanding                6,250              6,250
  Additional paid-in capital                                         73,750             73,750
  Deficit accumulated during exploration stage                      (64,558)           (60,657)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     15,442             19,343
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 28,454           $ 24,343
                                                                   ========           ========


                       See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                       May 30, 2007
                                                              Three Months         Three Months         (inception)
                                                                 ended                ended               through
                                                               August 31,           August 31,           August 31,
                                                                 2010                 2009                 2010
                                                              ----------           ----------           ----------
GENERAL & ADMINISTRATIVE EXPENSES                             $      401           $    1,084           $   15,430
PROFESSIONAL FEES                                                  3,500                3,638               32,800
IMPAIRMENT OF MINERAL PROPERTIES                                      --                   --               16,328
                                                              ----------           ----------           ----------

NET LOSS                                                      $   (3,901)          $   (4,722)          $  (64,558)
                                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE                          $    (0.00)          $    (0.00)
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           6,250,000            6,250,000
                                                              ==========           ==========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 30, 2007
                                                                  Three Months       Three Months       (inception)
                                                                     ended              ended             through
                                                                   August 31,         August 31,         August 31,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $ (3,901)          $ (4,722)          $(64,558)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Increase in Accounts Payable                                         --                 --              2,500
                                                                   --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                     (3,901)            (4,722)           (62,058)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                             --                 --            (24,000)
                                                                   --------           --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --            (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Loan Payable - Related Party                               --                 --              2,500
  Issuance of common stock for cash                                      --                 --             80,000
                                                                   --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             82,500


NET CHANGE IN CASH                                                   (3,901)            (4,722)            (3,558)

CASH AT BEGINNING OF PERIOD                                             343             30,469                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ (3,558)          $ 25,747           $ (3,558)
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            AMERIWEST MINERALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ameriwest Minerals, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of August 31, 2010, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. If the results prove positive then the Company will proceed with acquiring the license rights for those pods. The pod is not in use yet.

NOTE 4. LOAN PAYABLE - RELATED PARTY

As of August 31, 2010, there is a loan payable due to William Muran for $8,212, that is non interest bearing, unsecured, with no specific repayment terms.

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

On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the Agreement, however; discussions are currently underway for another Letter of Intent with Suntech Energy.

We incurred operating expenses of $3,901 and $4,722 for the three months ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through August 31, 2010 was $64,558.

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

The following table provides selected financial data about our company for the quarter ended August 31, 2010.

                     Balance Sheet Data:           8/31/10
                     -------------------           -------

                     Cash                          $ 4,454
                     Total assets                  $28,454
                     Total liabilities             $13,012
                     Shareholders' equity          $15,442

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $4,454. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will not be sufficient to fund our operating activities over the next 12 months. If we experience a shortage of funds our director has informally agreed to loan the company funds for operating expenses.

PLAN OF OPERATION

On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the Agreement, however; discussions are currently underway for another Letter of Intent with Suntech Energy. Our plan of operation for the next twelve months is to complete the Agreement with Suntech Energy. There can be no assurance that we will be able to do so. If we are unable to complete the agreement with Suntech Energy or alternatively, find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.                           Description
-----------                           -----------

  3.1          Articles of Incorporation (Incorporated by reference to our
               Registration Statement on form SB-2 filed on 8/8/07, SEC file
               # 333-145225)
  3.2          Bylaws (Incorporated by reference to our Registration Statement on form SB-2 filed on 8/8/07, SEC file #333-145225)
 31            Sec. 302 Certification of Principal Executive & Financial Officer
 32            Sec. 906 Certification of Principal Executive & Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 5, 2010                   Ameriwest Minerals Corp.


                                      /s/ William J. Muran
                                      ------------------------------------------
                                  By: William J. Muran
                                      (Chief Executive Officer, Chief Financial
                                      Officer, Principal Accounting Officer,
                                      President, Secretary, Treasurer & Sole
                                      Director)