Form 10-Q
period 2010-11-30
AMERIWEST PETROLEUM CORP.
filed 2011-01-14
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

                        Commission file number 333-145225


                            AMERIWEST PETROLEUM CORP.
             (Exact name of registrant as specified in its charter)

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

                            AMERIWEST MINERALS CORP.
                   (Former name, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of January 14, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the period ended November 30, 2010 immediately follow.

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,         May 31,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    316           $    343
  Deposits                                                               60                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    376                343

FIXED ASSETS
  Bioreactor Pod                                                         --             24,000
                                                                   --------           --------
TOTAL FIXED ASSETS                                                       --             24,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $    376           $ 24,343
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,300           $  2,500
  Loan Payable - Related Party                                       10,274              2,500
                                                                   --------           --------
TOTAL LIABILITIES                                                    11,574              5,000

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of November 30, 2010 and May 31, 2010                          37,500             37,500
  Additional paid-in capital                                         42,500             42,500
  Deficit accumulated during exploration stage                      (91,198)           (60,657)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (11,198)            19,343
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    376           $ 24,343
                                                                   ========           ========


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 30, 2007
                                         Three Months      Three Months      Six Months       Six Months       (inception)
                                            ended             ended            ended            ended           through
                                         November 30,      November 30,     November 30,     November 30,     November 30,
                                             2010              2009             2010             2009             2010
                                         ------------      ------------     ------------     ------------     ------------
General & Administrative Expenses        $      1,440      $        653     $      1,841     $      1,737     $     16,870
  Professional Fees                             1,200             1,300            4,700            4,938           34,000
  Loss on Impairment of Assets                 24,000                --           24,000               --           40,328
                                         ------------      ------------     ------------     ------------     ------------

Net Loss                                 $    (26,640)     $     (1,953)    $    (30,541)    $     (6,675)    $    (91,198)
                                         ============      ============     ============     ============     ============
Basic and Diluted Net Loss Per
 Common Share                            $      (0.00)     $      (0.00)    $      (0.00)    $      (0.00)
                                         ============      ============     ============     ============
Weighted Average Number of
 Common Shares Outstanding                 37,500,000        37,500,000       37,500,000       37,500,000
                                         ============      ============     ============     ============


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                    May 30, 2007
                                                               Six Months         Six Months         (inception)
                                                                 ended              ended             through
                                                               November 30,       November 30,       November 30,
                                                                  2010               2009               2010
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(30,541)          $ (6,675)          $(91,198)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Add: Loss on Impairment of Assets                            24,000                 --             24,000

  Changes in operating assets and liabilities:
     Accounts Payable                                             (1,200)             1,300              1,300
     Deposits                                                        (60)                --                (60)
                                                                --------           --------           --------
       NET CASH USED IN OPERATING ACTIVITIES                      (7,801)            (5,375)           (65,958)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                          --            (24,000)           (24,000)
                                                                --------           --------           --------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --            (24,000)           (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                     7,774                 --             10,274
  Issuance of common stock for cash                                   --                 --             80,000
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         7,774                 --             90,274
                                                                --------           --------           --------

NET CHANGE IN CASH                                                   (27)           (29,375)               316

CASH AT BEGINNING OF PERIOD                                          343             30,469                 --
                                                                --------           --------           --------

CASH AT END OF PERIOD                                           $    316           $  1,094           $    316
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
  Income Taxes                                                  $     --           $     --           $     --


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                             As of November 30, 2010
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ameriwest Petroleum, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of November 30, 2010, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. As of November 30, 2010, the Company has not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer is experiencing. The Company therefore felt it was appropriate to write off the asset.

NOTE 4. LOAN PAYABLE - RELATED PARTY

As of November 30, 2010, there is a loan payable due to William Muran for $10,274, that is non interest bearing, unsecured, with no specific repayment terms.

NOTE 5. SUBSEQUENT EVENTS

On December 23, 2010, the Company effected a six (6) for one (1) forward stock split of its authorized and issued and outstanding shares of common stock. As a result, its authorized capital increased from 75,000,000 shares of common stock to 450,000,000 shares of common stock and its issued and outstanding shares of common stock increased from 6,250,000 shares of common stock to 37,500,000 shares of common stock, all with a par value of $0.001.

Also effective December 23, 2010, it has changed its name from "Ameriwest Minerals Corp." to "Ameriwest Petroleum Corp." by way of a merger with its wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name.

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

On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the Agreement.

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. If the results prove positive then the Company will proceed with acquiring the license rights for those pods. As of November 30, 2010, the Company has not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer is experiencing. The Company therefore felt it was appropriate to write off the asset during the period ended November 30, 2010.

As a result of the above noted events, we are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value.

We incurred operating expenses of $26,640 and $1,953 for the three months ended November 30, 2010 and 2009, respectively. These expenses consisted of $1,440 and $653, respectively, in general operating expenses and $1,200 and $1,300, respectively, in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission. During the three months ended November 30, 2010 the expenses also included $24,000 in the write-off of the bioreactor pod.

We incurred operating expenses of $30,541 and $6,675 for the six months ended November 30, 2010 and 2009, respectively. These expenses consisted of $1,841 and $1,737, respectively, in general operating expenses and $4,700 and $4,938, respectively, in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission. During the six months ended November 30, 2010 the expenses also included $24,000 in the write-off of the bioreactor pod.

Our net loss from inception (May 30, 2007) through November 30, 2010 was
$91,198.

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

The following table provides selected financial data about our company for the quarter ended November 30, 2010 and May 31, 2010, our year end.

           Balance Sheet Data:           11/30/10            5/31/10
           -------------------           --------            -------

           Cash                          $    316           $    343
           Total assets                  $    376           $ 24,343
           Total liabilities             $ 11,574           $  5,000
           Shareholders' equity          $(11,198)          $ 19,343

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2010 was $316. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will not be sufficient to fund our operating activities over the next 12 months. If we experience a shortage of funds our director has informally agreed to loan the company funds for operating expenses. As of November 30, 2010, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

PLAN OF OPERATION

We are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. If we are unable to find another property or business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

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

ITEM 5. OTHER INFORMATION.

The following events were first reported on Form 8-K filed with the Securities and Exchange Commission on December 29, 2010.

AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS

On December 23, 2010, we effected a six (6) for one (1) forward stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 450,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,250,000 shares of common stock to 37,500,000 shares of common stock, all with a par value of $0.001.

Also effective December 23, 2010, we have changed our name from "Ameriwest Minerals Corp." to "Ameriwest Petroleum Corp." by way of a merger with our wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name.

REGULATION FD DISCLOSURE

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 23, 2010 under the symbol "AWSSD". The "D" on our trading symbol will be removed 20 days after December 23, 2010. Our new CUSIP number is 03077R 102.

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

January 14, 2011         Ameriwest Petroleum Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)