Form 10-Q
period 2011-02-28
AMERIWEST PETROLEUM CORP.
filed 2011-04-14
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

                        Commission file number 000-54253


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of April 14, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the period ended February 28, 2011 immediately follow.

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 February 28,          May 31,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 42,141           $    343
  Deposits                                                           50,000                 --
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                           92,141                343

FIXED ASSETS
  Bioreactor Pod                                                         --             24,000
                                                                   --------           --------
      TOTAL FIXED ASSETS                                                 --             24,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 92,141           $ 24,343
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Liabilities                           $  1,379           $  2,500
  Loan Payable                                                      100,000                 --
  Loan Payable - Related Party                                       10,274              2,500
                                                                   --------           --------
      TOTAL LIABILITIES                                             111,653              5,000

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of February 28, 2011 and May 31, 2010                          37,500             37,500
  Additional paid-in capital                                         42,500             42,500
  Deficit accumulated during exploration stage                      (99,512)           (60,657)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (19,512)            19,343
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 92,141           $ 24,343
                                                                   ========           ========


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 30, 2007
                                    Three Months     Three Months     Nine Months      Nine Months      (inception)
                                       ended            ended            ended            ended           through
                                    February 28,     February 28,     February 28,     February 28,     February 28,
                                        2011             2010             2011             2010             2011
                                    ------------     ------------     ------------     ------------     ------------
GENERAL & ADMINISTRATIVE EXPENSES   $      2,918     $        897     $      4,759     $      2,634     $     19,788
  Accrued Interest                         1,379               --            1,379               --            1,379
  Professional Fees                        4,017            1,300            8,717            4,938           38,017
  Impairment of Mineral Properties            --               --               --               --           16,328
  Impairment of Asset                         --               --           24,000               --           24,000
                                    ------------     ------------     ------------     ------------     ------------

NET LOSS                            $     (8,314)    $      2,197     $    (38,855)    $     (7,572)    $    (99,512)
                                    ============     ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                       $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                    ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            37,500,000       37,500,000       37,500,000       37,500,000
                                    ============     ============     ============     ============


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 30, 2007
                                                                 Nine Months          Nine Months          (inception)
                                                                    ended                ended               through
                                                                 February 28,         February 28,         February 28,
                                                                    2011                 2010                 2011
                                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $  (38,855)          $   (7,572)          $  (99,512)
  Impairment of Asset                                                24,000                   --               24,000
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities:
     Accounts Payable & Accrued Liabilities                          (1,121)               1,300                1,379
     Deposits                                                       (50,000)                  --              (50,000)
                                                                 ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                     (65,976)              (6,272)            (124,133)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                             --              (24,000)             (24,000)
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --              (24,000)             (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                      100,000                   --              100,000
  Loan Payable - Related Party                                        7,774                   --               10,274
  Issuance of common stock for cash                                      --                   --               80,000
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       107,774                   --              190,274
                                                                 ----------           ----------           ----------

NET CHANGE IN CASH                                                   41,798              (30,272)              42,141

CASH AT BEGINNING OF PERIOD                                             343               30,469                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $   42,141           $      197           $   42,141
                                                                 ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
  Income Taxes                                                   $       --           $       --           $       --


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (F/K/A AMERIWEST MINERALS CORP.)
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2011

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

NOTE 2. GOING CONCERN

As of February 28, 2011, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. DEPOSITS

As of February 28, 2011, $50,000 was held on deposit in an attorney's trust account pending the signing of a Letter of Intent to acquire certain oil and gas leases.

NOTE 4. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. As of February 28, 2011, the Company has not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer is experiencing. The Company therefore felt it was appropriate to write off the asset.

NOTE 5. LOAN PAYABLE - RELATED PARTY

As of February 28, 2011, there is a loan payable due to William Muran for $10,274, that is non interest bearing, unsecured, with no specific repayment terms.

NOTE 6. NOTE PAYABLE

As of February 28, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $1,379 accrued interest. The loans bear interest at 6% per annum and are due in December 2011.

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

We incurred operating expenses of $8,314 and $2,197 for the three months ended February 28, 2011 and 2010, respectively. These expenses consisted of $2,918 and $897, respectively, in general operating expenses, $4,017 and $1,300 in professional fees, respectively, and $1,379 and $0 in accrued interest incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $38,855 and $7,572 for the nine months ended February 28, 2011 and 2010, respectively. These expenses consisted of $4,759 and $2,634, respectively, in general operating expenses, $8,717 and $4,938, respectively, in professional fees, $1,379 and $0, respectively, for accrued interest and $24,000 and $0, respectively, in loss on impairment of assets incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through February 28, 2011 was
$99,512.

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

As of February 28, 2011, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of February 28, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $1,379 accrued interest. The loans bear interest at 6% per annum and are due in December 2011.

The following table provides selected financial data about our company for the quarter ended February 28, 2011 and May 31, 2010, our year end.

          Balance Sheet Data:            2/28/11             5/31/10
          -------------------            -------             -------

          Cash                          $  42,141           $     343
          Total assets                  $  92,141           $  24,343
          Total liabilities             $ 111,653           $   5,000
          Shareholders' equity          $ (19,512)          $  19,343

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2011 was $42,141, with total assets of $92,141. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will be sufficient to fund our operating activities over the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report.

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

April 14, 2011           Ameriwest Petroleum Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)