Form 10-K
period 2011-05-31
AMERIWEST PETROLEUM CORP.
filed 2011-08-23
CIK 1401859

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 23, 2011, the registrant had 37,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            AMERIWEST PETROLEUM CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      4
Item 1B.    Unresolved Staff Comments                                         7
Item 2.     Properties                                                        7
Item 3.     Legal Proceedings                                                 7
Item 4.     [Removed and Reserved]                                            7

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 8
Item 6.     Selected Financial Data                                           9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       10
Item 8.     Financial Statements                                             11
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         19
Item 9A(T). Controls and Procedures                                          19
Item 9B.    Other Information                                                21

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance           21
Item 11.    Executive Compensation                                           22
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  24
Item 13.    Certain Relationships and Related Transactions and Director
            Independence                                                     25
Item 14.    Principal Accounting Fees and Services                           26

                                     Part IV

Item 15.    Exhibits                                                         26

Signatures                                                                   26

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We were incorporated on May 30, 2007 under the name Ameriwest Minerals Corp. On December 23, 2010 we changed our name to Ameriwest Petroleum Corp. by way of a merger with our wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name. We are an exploration stage corporation. The Company carried out the first phase of exploration on the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consisting of approximately 83 acres. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and we allowed the Claim to lapse in September 2009.

On November 4, 2009 the Company signed a Letter of Intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between the Company and Suntech Energy. The Agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the Agreement.

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. If the results proved positive then the Company would proceed with acquiring the license rights for those pods. As of November 30, 2010, the Company had not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer was experiencing. The Company therefore felt it was appropriate to write off the asset during the period ended November 30, 2010.

As a result of the above noted events, we are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value.

At the present, we have no full-time employees. Our sole officer and director devotes approximately 10% - 15% of his time or 4 to 6 hours per week to our operation.

Our administrative office is located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. Our fiscal year end is May 31.

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share and 37,500,000 common shares issued and outstanding as of May 31, 2011. Of the outstanding shares 18,000,000 shares are held by our officer and director and 19,500,000 shares are held by 30 independent investors who purchased shares from us in a private placement that was exempt from registration under Regulation S of the Securities Act of 1933 and completed in March, 2008.

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

ITEM 1A. RISK FACTORS

BECAUSE WE ARE STILL IN OUR EXPLORATION STAGE AND HAVE A LIMITED OPERATING HISTORY, THERE IS NO BASIS UPON WHICH YOU CAN EVALUATE OUR PROPOSED BUSINESS AND PROSPECTS.

We were incorporated on May 30, 2007, and to date have been involved primarily in organizational activities and obtaining our mineral claims, limited exploration and funding. There is no way to evaluate the likelihood of whether we will be able to operate our proposed business successfully. If our business fails to develop in the manner we have anticipated, investors may lose their investment in the shares.

AS AN EXPLORATION COMPANY, WE ARE SUBJECT TO THE MANY RISKS AND UNFORESEEN EXPENSES AND PROBLEMS THAT AN EXPLORATION COMPANY ENCOUNTERS.

As an exploration company, we are subject to all of the operating hazards and risks normally incident to exploring and developing mineral properties such as unusual rock formations, environmental pollution, personal injuries, industrial accidents, flooding, cave-ins, and periodic interruptions due to inclement weather. These risks can materially adversely affect our business and cause our business to fail. Furthermore, if we are unsuccessful in preparing for and/or addressing these risks, our business will be likely to fail and investors will lose their entire investment in the shares.

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

IF WE ARE UNABLE TO IMPLEMENT AND EXECUTE OUR PROPOSED BUSINESS OUR INVESTORS WILL LOSE THEIR INVESTMENT IN THE SHARES.

Exploration stage companies are traditionally subject to high rates of failure. We are no exception to this general trend and we can provide no assurances to investors that we will be able to generate any operating revenues or achieve profitable operations. If we are unsuccessful in implementing business operations, our business will likely fail and investors will lose their entire investment in the shares.

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

FORWARD STOCK SPLIT

On December 23, 2010 we affected a six (6) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. As a result our authorized capital increased from 75,000,000 shares of common stock to 450,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,250,000 shares of common stock to 37,500,000 shares of common stock, all with a par value of $0.001.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2011.

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

We incurred operating expenses of $44,730 and $11,126 for the years ended May, 2011 and 2010, respectively. These expenses were incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission. The expenses consisted of $6,985 and $3,746, respectively, in general operating expenses, $10,866 and $7,380, respectively, in professional fees, $2,879 and $0, respectively, for accrued interest and $24,000 and $0, respectively, in loss on impairment of assets in the write-off of the bioreactor pod.

Our net loss from inception (May 30, 2007) through May 31, 2011 was $105,387.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 common shares at $0.005 per share or $15,000 to our officer and director and on February 18, 2008, we issued 3,250,000 common shares at $0.02 per share or $65,000. On December 23, 2010 we affected a six (6) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. As a result our issued and outstanding shares of common stock increased from 6,250,000 shares of common stock to 37,500,000 shares of common stock, all with a par value of $0.001.

As of May 31, 2011, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of May 31, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $2,879 accrued interest. The loans bear interest at 6% per annum and are due in December 2011.

The following table provides selected financial data about our company for the year ended May 31, 2011:

                    Balance Sheet Data:             5/31/11
                    -------------------             -------

                    Cash                          $  90,421
                    Total assets                  $  90,421
                    Total liabilities             $ 115,808
                    Shareholders' equity          $ (25,387)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2011 was $90,421 with $115,808 in outstanding liabilities. The outstanding liabilities consist of $100,000 in loans payable and $10,274 in a loan payable to a related party, both from financing activities, and $2,655 in account payable and $2,879 in accrued liabilities, both from operating activities. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our operating activities over the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Ameriwest Petroleum Corp.
(An Exploration Stage Company)
Costa Mesa, California

We have audited the balance sheets of Ameriwest Petroleum Corp. (The "Company") as of May 31, 2011 and 2010, and the statements of expenses, shareholders' deficit and cash flows for the years then ended and for the period from May 30, 2007(inception) to May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of at the Company as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception through May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ MALONEBAILEY, LLP
-------------------------------
MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
August 12, 2011

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of               As of
                                                                       May 31, 2011        May 31, 2010
                                                                       ------------        ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  90,421           $     343
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       90,421                 343

FIXED ASSETS
  Bioreactor Pod                                                               --              24,000
                                                                        ---------           ---------
TOTAL FIXED ASSETS                                                             --              24,000
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $  90,421           $  24,343
                                                                        =========           =========

                   LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $   2,655           $   2,500
  Accured Liabilities                                                       2,879                  --
  Loan Payable                                                            100,000                  --
  Loan Payable - Related Party                                             10,274               2,500
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                 115,808               5,000
                                                                        ---------           ---------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of May 31, 2011 and May 31, 2010                                     37,500              37,500
  Additional paid-in capital                                               42,500              42,500
  Deficit accumulated during exploration stage                           (105,387)            (60,657)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                                       (25,387)             19,343
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  90,421           $  24,343
                                                                        =========           =========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                       May 30, 2007
                                                                                       (inception)
                                              Year ended           Year ended            through
                                             May 31, 2011         May 31, 2010         May 31, 2011
                                             ------------         ------------         ------------
GENERAL & ADMINISTRATIVE EXPENSES             $     6,985          $     3,746          $    22,014
IMPAIRMENT OF MINERAL PROPERTIES                       --                   --               16,328
IMPAIRMENT OF ASSET                                24,000                   --               24,000
PROFESSIONAL FEES                                  10,866                7,380               40,166
                                              -----------          -----------          -----------
NET OPERATING LOSS                                (41,851)             (11,126)            (102,508)
OTHER EXPENSES
INTEREST EXPENSE                                    2,879                   --                2,879
                                              -----------          -----------          -----------

NET LOSS                                      $   (44,730)         $   (11,126)         $  (105,387)
                                              ===========          ===========          ===========

BASIC AND DILUTED NET LOSS PER SHARE          $      0.00          $      0.00
                                              ===========          ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     37,500,000           37,500,000
                                              ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 30, 2007 (Inception) through May 31, 2011
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception on
 May 30, 2007 @ $0.005 per share            18,000,000     $18,000     $(3,000)      $      --       $ 15,000

Net loss,  May 31, 2007                                                                   (590)          (590)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2007                       18,000,000      18,000      (3,000)           (590)        14,410
                                            ==========     =======     =======       =========       ========
Stock issued for cash per Reg "S"
 offering on February 18, 2008
 @ $0.02 per share                          19,500,000      19,500      45,500                         65,000

Net loss,  May 31, 2008                                                                (21,903)       (21,903)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2008                       37,500,000      37,500      42,500         (22,493)        57,507
                                            ==========     =======     =======       =========       ========

Net loss,  May 31, 2009                                                                (27,038)       (27,038)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2009                       37,500,000      37,500      42,500         (49,531)        30,469
                                            ==========     =======     =======       =========       ========

Net loss,  May 31, 2010                                                                (11,126)       (11,126)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2010                       37,500,000      37,500      42,500         (60,657)        19,343
                                            ==========     =======     =======       =========       ========

Net loss,  May 31, 2011                                                                (44,730)       (44,730)
                                            ----------     -------     -------       ---------       --------

BALANCE, MAY 31, 2011                       37,500,000     $37,500     $42,500       $(105,387)      $(25,387)
                                            ==========     =======     =======       =========       ========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        May 30, 2007
                                                                                                        (inception)
                                                                 Year ended          Year ended           through
                                                                May 31, 2011        May 31, 2010        May 31, 2011
                                                                ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (44,730)          $ (11,126)          $(105,387)
  Adjustments to reconcile net loss to net
   cash used in (provided by) operating activities:
     Loss on Disposal of asset                                      24,000                  --              24,000
  Changes in operating assets and liabilities:
     Accounts Payable & accrued liabilities                          3,034               2,500               5,534
                                                                 ---------           ---------           ---------
          NET CASH USED IN OPERATING ACTIVITIES                    (17,696)             (8,626)            (75,853)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                            --             (24,000)            (24,000)
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --             (24,000)            (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                     100,000                  --             100,000
  Loan Payable - Related Party                                       7,774               2,500              10,274
  Issuance of common stock for cash                                     --                  --              80,000
                                                                 ---------           ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                107,774               2,500             190,274
                                                                 ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                90,078             (30,126)             90,421

CASH AT BEGINNING OF PERIOD                                            343              30,469                  --
                                                                 ---------           ---------           ---------

CASH AT END OF YEAR                                              $  90,421           $     343           $  90,421
                                                                 =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2011
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ameriwest Petroleum Corp. was incorporated in Nevada on May 30, 2007. Ameriwest is an Exploration Stage Company, as defined by ASC No. 915 "Development Stage Entities." Ameriwest's principal business is the acquisition and exploration of mineral resources.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2011 and May 31, 2010, there were no potentially dilutive securities outstanding.

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

Impairment of Long-Lived Assets. The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Ameriwest will continue to realize its assets and discharge its liabilities in the normal course of business. Ameriwest has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ameriwest to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2011, Ameriwest has accumulated losses since inception. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Ameriwest be unable to continue as a going concern.

NOTE 3. COMMON STOCK

On December 23, 2010 the Company affected a 6 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for six post-split shares of common stock. The Company's post-split authorized capital was also forward split 6 for 1 and now stands at 450,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

NOTE 4. INCOME TAXES

Ameriwest uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011, Ameriwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $105,387 at May 31, 2011, and will begin to expire in 2027.

At May 31, 2011 and 2010, deferred tax assets consisted of the following:

                                                     May 31,
                                            2011               2010
                                          --------           --------
          Deferred Tax Asset              $ 35,832           $ 20,623
          Valuation Allowance              (35,832)           (20,623)
                                          --------           --------
          Net Deferred Tax Asset          $      0           $      0
                                          ========           ========

NOTE 5. ACQUISITION OF FIXED ASSETS

On November 13, 2009, the Company purchased a bioreactor pod for $24,000 to use in a test process. As of November 30, 2010, the Company has not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer is experiencing. The Company therefore felt it was appropriate to write off the asset.

NOTE 6. LOAN PAYABLE -RELATED PARTY

As of May 31, 2011, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274 that is non-interest bearing with no specific repayment terms.

NOTE 7. LOAN PAYABLE

As of May 31, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $2,879 accrued interest. The loans bear interest at 6% per annum and are due in December 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

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

The name, address, age and position of our officer and director is set forth below:

Name and Address              Age                 Position(s)
----------------              ---                 -----------

William J. Muran              64      President, Secretary, Treasurer, Principal
575 Anton Blvd., Suite 300            Executive Officer, Principal Financial
Costa Mesa, CA  92626                 Officer, Principal Accounting Officer &
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

W Muran,        2011     0         0           0            0          0            0             0         0
President,      2010     0         0           0            0          0            0             0         0
CFO & CEO       2009     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                            Stock Awards
          ----------------------------------------------------------------   ----------------------------------------------
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

        Name and Address                  Number of         Percentage of
     Beneficial Ownership [1]              Shares             Ownership
     ------------------------              ------             ---------

     William J. Muran                    18,000,000              48%
     575 Anton Blvd., Suite 300
     Costa Mesa, CA  92626

     All Officers and Directors          18,000,000              48%
     as a Group (1 person)

----------
[1] The person named above is a "promoter" as defined in the Securities Exchange Act of 1934. Mr. Muran is the only "promoter" of our company.

FUTURE SALES BY EXISTING STOCKHOLDER

A total of 3,000,000 shares of common stock were issued to Gerald Diakow, a former officer and director in May 2007. On January 24, 2008, in a private transaction the shares were transferred to the new officer and director of the corporation, William Muran. On December 23, 2010 we affected a six (6) for one
(1) forward stock split of our authorized, issued and outstanding shares of common stock. As a result the shares held by Mr. Muran were increased from 3,000,000 shares of common stock to 18,000,000 shares of common stock with a par value of $0.001. The 18,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. If he sells his stock into the market, the sales may cause the market price of the stock to drop.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

On May 30, 2007, S. Gerald Diakow, our former president, acquired 3,000,000 shares of our common stock, for cash proceeds of $15,000. On January 24, 2008, in a private transaction the shares were transferred to the new officer and director of the corporation, William Muran. On December 23, 2010 we affected a six (6) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. As a result the shares held by Mr. Muran were increased from 3,000,000 shares of common stock to 18,000,000 shares of common stock with a par value of $0.001. The 18,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Our officer and director is our only promoter. He has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter.

We currently have no independent directors on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2011, the total fees charged to the company for audit services were $7,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended May 31, 2009, the total fees charged to the company for audit services were $7,200, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

August 23, 2011             Ameriwest Petroleum Corp.


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