Form 10-Q
period 2011-11-30
AMERIWEST PETROLEUM CORP.
filed 2012-01-17
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of January 17, 2012.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended November 30, 2011 immediately follow.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                   November 30,           May 31,
                                                                      2011                 2011
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   79,765           $   90,421
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                             79,765               90,421
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   79,765           $   90,421
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $       --           $    2,655
  Loan Interest Payable                                                 5,879                2,879
  Loan Payable                                                        100,000              100,000
  Loan Payable - Related Party                                         10,274               10,274
                                                                   ----------           ----------
      TOTAL LIABILITIES                                               116,153              115,808

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of November 30, 2011 and May 31, 2011                            37,500               37,500
  Additional paid-in capital                                           42,500               42,500
  Deficit accumulated during exploration stage                       (116,388)            (105,387)
                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                      (36,388)             (25,387)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   79,765           $   90,421
                                                                   ==========           ==========


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                          May 30, 2007
                                      Three Months     Three Months      Six Months       Six Months       (inception)
                                         ended            ended            ended            ended           through
                                      November 30,     November 30,     November 30,     November 30,     November 30,
                                          2011             2010             2011             2010             2011
                                      ------------     ------------     ------------     ------------     ------------
GENERAL & ADMINISTRATIVE EXPENSES     $      1,120     $      1,440     $      2,401     $      1,841     $     24,415
IMPAIRMENT OF MINERAL PROPERTIES                --               --               --               --           16,328
IMPAIRMENT OF ASSET                             --           24,000               --           24,000           24,000
PROFESSIONAL FEES                            2,100            1,200            5,600            4,700           45,766
                                      ------------     ------------     ------------     ------------     ------------
NET OPERATING LOSS                           3,220           26,640            8,001           30,541          110,509

OTHER EXPENSES
  Interest Expense                           1,500               --            3,000               --            5,879
                                      ------------     ------------     ------------     ------------     ------------

NET LOSS                              $     (4,720)    $    (26,640)    $    (11,001)    $    (30,541)    $   (116,388)
                                      ============     ============     ============     ============     ============

BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                     $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                      ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              37,500,000       37,500,000       37,500,000       37,500,000
                                      ============     ============     ============     ============


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 30, 2007
                                                                       Six Months       Six Months      (inception)
                                                                         ended            ended           through
                                                                      November 30,     November 30,     November 30,
                                                                          2011             2010             2011
                                                                       ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $  (11,001)      $  (30,541)      $ (116,388)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Loss on Disposal of Asset                                                 --           24,000           24,000
  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable and Accrued Liabilities          345           (1,200)           5,879
     Deposits                                                                  --              (60)              --
                                                                       ----------       ----------       ----------
          NET CASH USED IN OPERATING ACTIVITIES                           (10,656)          (7,801)         (86,509)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                                   --               --          (24,000)
                                                                       ----------       ----------       ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --               --          (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                                 --               --          100,000
  Loan Payable - Related Party                                                 --            7,774           10,274
  Issuance of common stock for cash                                            --               --           80,000
                                                                       ----------       ----------       ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  --            7,774          190,274
                                                                       ----------       ----------       ----------

NET CHANGE IN CASH                                                        (10,656)             (27)          79,765

CASH AT BEGINNING OF PERIOD                                                90,421              343               --
                                                                       ----------       ----------       ----------

CASH AT END OF PERIOD                                                  $   79,765       $      316       $   79,765
                                                                       ==========       ==========       ==========


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                             As of November 30, 2011
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of November 30, 2011, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of November 30, 2011, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274, that is non-interest bearing, unsecured, with no specific repayment terms.

NOTE 4. NOTE PAYABLE

As of November 30, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $5,879 accrued interest. The loans bear interest at 6% per annum and are due in December 2011. In December, Ameriwest modified the terms of two loans and the loans are due now in December 2012.

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

We incurred operating expenses of $4,720 and $26,640 for the three months ended November 30, 2011 and 2010, respectively. These expenses consisted of $1,120 and $1,440, respectively, in general operating expenses, $0 and $24,000 in impairment of assets, respectively, $2,100 and $1,200 in professional fees, respectively, and $1,500 and $0 in interest expense, respectively, incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $8,001 and $30,541 for the six months ended November 30, 2011 and 2010, respectively. These expenses consisted of $2,401 and $1,841, respectively, in general operating expenses, $0 and $24,000 in impairment of assets, respectively, $5,600 and $4,700 in professional fees, respectively, and $3,000 and $0 in interest expense, respectively, incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through November 30, 2011 was
$116,388.

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

On December 23, 2010, we effected a six (6) for one (1) forward stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 450,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,250,000 shares of ccommon stock to 37,500,000 shares of common stock, all with a par value of $0.001.

Also effective December 23, 2010, we changed our name from "Ameriwest Minerals Corp." to "Ameriwest Petroleum Corp." by way of a merger with our wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name.

As of November 30, 2011, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of November 30, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $5,879 accrued interest. The loans bear interest at 6% per annum and are due in December 2011. In December, Ameriwest modified the terms of the two loans and the loans are due now in December 2012.

The following table provides selected financial data about our company for the quarter ended November 30, 2011 and the year ended May 31, 2011.

         Balance Sheet Data:            11/30/11             5/31/11
         -------------------            --------             -------

         Cash                           $  79,765           $  90,421
         Total assets                   $  79,765           $  90,421
         Total liabilities              $ 116,153           $ 115,808
         Shareholders' deficit          $ (36,388)          $ (25,387)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2011 was $79,765. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will be sufficient to fund our operating activities over the next 12 months.

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

  101         Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2012         Ameriwest Petroleum Corp.


                             /s/ William J. Muran
                             ---------------------------------------------------
                         By: William J. Muran
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)