Form 10-Q
period 2012-02-29
AMERIWEST PETROLEUM CORP.
filed 2012-04-11
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of April 10, 2012.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended February 29, 2012 immediately follow.

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                      As of                As of
                                                                   February 29,           May 31,
                                                                      2012                 2011
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   78,136           $   90,421
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                             78,136               90,421
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   78,136           $   90,421
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    2,100           $    2,655
  Loan Interest Payable                                                 7,379                2,879
  Loan Payable                                                        100,000              100,000
  Loan Payable - Related Party                                         10,274               10,274
                                                                   ----------           ----------
      TOTAL LIABILITIES                                               119,753              115,808

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of February 29, 2012 and May 31, 2011                            37,500               37,500
  Additional paid-in capital                                           42,500               42,500
  Deficit accumulated during exploration stage                       (121,617)            (105,387)
                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                      (41,617)             (25,387)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   78,136           $   90,421
                                                                   ==========           ==========


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                              May 30, 2007
                                        Three Months      Three Months      Nine Months       Nine Months      (Inception)
                                           Ended             Ended            Ended             Ended            Through
                                        February 29,      February 28,     February 29,      February 28,      February 29,
                                            2012              2011             2012              2011              2012
                                        ------------      ------------     ------------      ------------      ------------
GENERAL & ADMINISTRATIVE EXPENSES       $      1,225      $      2,918     $      3,626      $      4,759      $     25,641
  Impairment of Mineral Properties                                                                                   16,328
  Impairment of Asset                             --                --               --            24,000            24,000
  Professional Fees                            2,503             4,017            8,103             8,717            48,269
                                        ------------      ------------     ------------      ------------      ------------
Net Operating Loss                             3,728             6,935           11,729            37,476           114,238

OTHER EXPENSES
  Interest Expense                             1,500             1,379            4,500             1,379             7,379
                                        ------------      ------------     ------------      ------------      ------------

NET LOSS                                $      5,228      $      8,314     $     16,229      $     38,855      $    121,617
                                        ============      ============     ============      ============      ============
BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                           $       0.00      $       0.00     $       0.00      $       0.00
                                        ============      ============     ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                37,500,000        37,500,000       37,500,000        37,500,000
                                        ============      ============     ============      ============


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                        (f/k/a AMERIWEST MINERALS CORP.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                                                 May 30, 2007
                                                                        Nine Months          Nine Months         (Inception)
                                                                          Ended                Ended               Through
                                                                       February 29,         February 28,         February 29,
                                                                           2012                 2011                 2012
                                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $  (16,229)          $  (38,855)          $ (121,617)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Loss on Disposal of Asset                                                  --               24,000               24,000
  Changes in operating assets and liabilities:
     Accounts Payable & Accrued Liabilities                                  3,945               (1,121)               9,479
     Deposits                                                                   --              (50,000)                  --
                                                                        ----------           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                           (12,284)             (65,976)             (88,138)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                                    --                   --              (24,000)
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                   --              (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                                  --              100,000              100,000
  Loan Payable - Related Party                                                  --                7,774               10,274
  Issuance of common stock for cash                                             --                   --               80,000
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  --              107,774              190,274
                                                                        ----------           ----------           ----------
Net Change in Cash                                                         (12,284)              41,798               78,136
Cash At Beginning of Period                                                 90,421                  343                   --
                                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                                   $   78,136           $   42,141           $   78,136
                                                                        ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $       --           $       --           $       --
  Income Taxes                                                          $       --           $       --           $       --

            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2012
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of February 29, 2012, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of February 29, 2012, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274, that is non-interest bearing, unsecured, with no specific repayment terms.

NOTE 4. NOTE PAYABLE

As of February 29, 2012, there were loans payable to two unrelated parties comprising of $50,000 principal each and $7,379 accrued interest. The loans bear interest at 6% per annum and are due in December 2011. In December, Ameriwest modified the terms of two loans and the loans are due now in December 2012.

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

We incurred operating expenses of $5,228 and $8,314 for the three months ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of $1,225 and $2,918, respectively, in general operating expenses, $2,503 and $4,017 in professional fees, respectively, and $1,500 and $1,379 in interest expense, respectively, incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $16,229 and $38,855 for the nine months ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of $3,626 and $4,759, respectively, in general operating expenses, $0 and $24,000 in impairment of assets, respectively, $8,103 and $8,717 in professional fees, respectively, and $4,500 and $1,379 in interest expense, respectively, incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through February 29, 2012 was
$121,617.

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

As of February 29, 2012, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of November 30, 2011, there were loans payable to two unrelated parties comprising of $50,000 principal each and $7,379 accrued interest. The loans bear interest at 6% per annum and are due in December 2012.

The following table provides selected financial data about our company for the quarter ended February 29, 2012 and the year ended May 31, 2011.

          Balance Sheet Data:            02/29/12           05/31/11
          -------------------            --------           --------
          Cash                           $ 78,136           $ 90,421
          Total assets                   $ 78,136           $ 90,421
          Total liabilities              $119,753           $115,808
          Shareholders' deficit          $(41,617)          $(25,387)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2012 was $78,136. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will be sufficient to fund our operating activities over the next 12 months.

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

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 10, 2012                       Ameriwest Petroleum Corp.


                                         /s/ William J. Muran
                                         ---------------------------------------
                                     By: William J. Muran
                                         (Chief Executive Officer, Chief
                                         Financial Officer, Principal Accounting
                                         Officer, President, Secretary,
                                         Treasurer & Sole Director)