Form 10-K
period 2012-05-31
AMERIWEST PETROLEUM CORP.
filed 2012-09-10
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 10, 2012, the registrant had 37,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            AMERIWEST PETROLEUM CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      4
Item 1B.    Unresolved Staff Comments                                         7
Item 2.     Properties                                                        7
Item 3.     Legal Proceedings                                                 7
Item 4.     Mine Safety Disclosures                                           7

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 8
Item 6.     Selected Financial Data                                           9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       10
Item 8.     Financial Statements                                             11
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         19
Item 9A(T). Controls and Procedures                                          19
Item 9B.    Other Information                                                21

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance           21
Item 11.    Executive Compensation                                           22
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  24
Item 13.    Certain Relationships and Related Transactions and Director
            Independence                                                     25
Item 14.    Principal Accounting Fees and Services                           26

                                     Part IV

Item 15.    Exhibits                                                         26

Signatures                                                                   26

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

Our administrative office is located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. Our fiscal year end is May 31.

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share and 37,500,000 common shares issued and outstanding as of May 31, 2012. Of the outstanding shares 18,000,000 shares are held by our officer and director and 19,500,000 shares are held by 30 independent investors who purchased shares from us in a private placement that was exempt from registration under Regulation S of the Securities Act of 1933 and completed in March, 2008.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2012.

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

We incurred operating expenses of $17,698 and $44,730 for the years ended May, 2012 and 2011, respectively. These expenses were incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission. The general and administrative expenses consisted of $16,125 and $17,851, respectively, mainly consisting of professional fees, $1,573 and $2,879, respectively, for accrued interest and $0 and $24,000, respectively, in loss on impairment of assets in the write-off of the bioreactor pod.

Our net loss from inception (May 30, 2007) through May 31, 2012 was $123,085.

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

As of May 31, 2012, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of May 31, 2012, there was a loan payable to an unrelated party comprised of $50,000 principal and $4,452 accrued interest. The loan bears interest at 6% per annum and is due in December 2012. The following table provides selected financial data about our company for the year ended May 31, 2012:

                    Balance Sheet Data:            5/31/12
                    -------------------           ---------

                    Cash                          $ 21,721
                    Total assets                  $ 21,721
                    Total liabilities             $ 64,806
                    Shareholders' equity          $(43,085)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2012 was $21,721 with $64,806 in outstanding liabilities. The outstanding liabilities consist of $50,000 in a loan payable to an unrelated party and $10,274 in a loan payable to a related party, both from financing activities, and $80 in account payable and $4,452 in accrued liabilities, both from operating activities. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance is sufficient to fund our operating activities over the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameriwest Petroleum Corp.
(An Exploration Stage Company)
Costa Mesa, California

We have audited the accompanying balance sheets of Ameriwest Petroleum Corp. an exploration stage company, ( the "Company") as of May 31, 2012 and 2011, and the related statements of expenses, stockholders' deficit and cash flows for the years then ended and the period from May 30, 2007 (inception) through May 31, 2012. These financial statements are the responsibility of Ameriwest Petroleum Corp. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from inception through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MaloneBailey, LLP
--------------------------------
www.malonebailey.com
Houston, Texas
September 6, 2012

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       May 31, 2012        May 31, 2011
                                                                       ------------        ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  21,721           $  90,421
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       21,721              90,421
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $  21,721           $  90,421
                                                                        =========           =========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable                                                      $      80           $   2,655
  Accured Liabilities                                                       4,452               2,879
  Loan Payable                                                             50,000             100,000
  Loan Payable - Related Party                                             10,274              10,274
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  64,806             115,808
                                                                        ---------           ---------
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of May 31, 2012 and May 31, 2011                                     37,500              37,500
  Additional paid-in capital                                               42,500              42,500
  Deficit accumulated during exploration stage                           (123,085)           (105,387)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' DEFICIT                                               (43,085)            (25,387)
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                         $  21,721           $  90,421
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

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                         May 30, 2007
                                                                                         (inception)
                                            Year ended             Year ended              through
                                           May 31, 2012           May 31, 2011           May 31, 2012
                                           ------------           ------------           ------------
OPERATING EXPENSES
  General & Administrative Expenses        $     16,125           $     17,851           $     78,305
  Impairment of Mineral Properties                   --                     --                 16,328
  Loss on disposal  of Asset                         --                 24,000                 24,000
                                           ------------           ------------           ------------
Total Operating Expenses                         16,125                 41,851                118,633

OTHER EXPENSES
  Interest Expense                                1,573                  2,879                  4,452
                                           ------------           ------------           ------------

NET INCOME (LOSS)                          $    (17,698)          $    (44,730)          $   (123,085)
                                           ============           ============           ============

BASIC AND DILUTED NET LOSS PER SHARE       $      (0.00)          $      (0.00)
                                           ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   37,500,000             37,500,000
                                           ============           ============



   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
               From May 30, 2007 (Inception) through May 31, 2012
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common     Additional       During
                                              Common       Stock       Paid-in       Exploration
                                              Stock        Amount      Capital          Stage          Total
                                              -----        ------      -------          -----          -----
Stock issued for cash at inception on
 May 30, 2007 @ $0.005 per share            18,000,000     $18,000     $(3,000)      $      --       $ 15,000

Net loss,  May 31, 2007                                                                   (590)          (590)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2007                       18,000,000      18,000      (3,000)           (590)        14,410
                                            ==========     =======     =======       =========       ========
Stock issued for cash per Reg "S"
 offering on February 18, 2008
 @ $0.02 per share                          19,500,000      19,500      45,500                         65,000

Net loss,  May 31, 2008                                                                (21,903)       (21,903)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2008                       37,500,000      37,500      42,500         (22,493)        57,507
                                            ==========     =======     =======       =========       ========

Net loss,  May 31, 2009                                                                (27,038)       (27,038)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2009                       37,500,000      37,500      42,500         (49,531)        30,469
                                            ==========     =======     =======       =========       ========

Net loss,  May 31, 2010                                                                (11,126)       (11,126)
                                            ----------     -------     -------       ---------       --------
BALANCE, MAY 31, 2010                       37,500,000      37,500      42,500         (60,657)        19,343
                                            ==========     =======     =======       =========       ========

Net loss, May 31, 2011                                                                 (44,730)       (44,730)
                                            ----------     -------     -------       ---------       --------

BALANCE, MAY 31, 2011                       37,500,000      37,500      42,500        (105,387)       (25,387)
                                            ==========     =======     =======       =========       ========

Net loss, May 31, 2012                                                                 (17,698)       (17,698)
                                            ----------     -------     -------       ---------       --------

BALANCE, MAY 31, 2012                       37,500,000     $37,500     $42,500       $(123,085)      $(43,085)
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

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         May 30, 2007
                                                                                                         (inception)
                                                                  Year ended          Year ended           through
                                                                 May 31, 2012        May 31, 2011        May 31, 2012
                                                                 ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (17,698)          $ (44,730)          $(123,085)
  Adjustments to reconcile net loss to net
   cash used in (provided by) operating activities:
     Loss on Disposal of asset                                           --              24,000              24,000
  Changes in operating assets and liabilities:
     Accounts Payable & accrued liabilities                          (1,002)              3,034               4,532
                                                                  ---------           ---------           ---------
          NET CASH USED IN OPERATING ACTIVITIES                     (18,700)            (17,696)            (94,553)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                             --                  --             (24,000)
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --             (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                           --             100,000             100,000
  Loan Payable - Related Party                                           --               7,774              10,274
  Repayment of loan payable                                         (50,000)                 --             (50,000)
  Issuance of common stock for cash                                      --                  --              80,000
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                 (50,000)            107,774             140,274
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (68,700)             90,078              21,721

CASH AT BEGINNING OF PERIOD                                          90,421                 343                  --
                                                                  ---------           ---------           ---------

CASH AT END OF YEAR                                               $  21,721           $  90,421           $  21,721
                                                                  =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2012


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ameriwest Petroleum Corp.("we", "our", or "the Company") was incorporated in Nevada on May 30, 2007. Ameriwest is an Exploration Stage Company, as defined by ASC No. 915 "DEVELOPMENT STAGE ENTITIES." Ameriwest's principal business is the acquisition and exploration of mineral resources.

USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE - The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2012 and May 31, 2011, there were no potentially dilutive securities outstanding.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, Ameriwest considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MINERAL PROPERTY COSTS - Ameriwest has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.

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

INCOME TAXES - Ameriwest recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Ameriwest provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Ameriwest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

RECLASSIFICATION - Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Ameriwest will continue to realize its assets and discharge its liabilities in the normal course of business. Ameriwest has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, the ability of Ameriwest to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2012, Ameriwest has accumulated losses of $123,085 since inception. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Ameriwest be unable to continue as a going concern.

NOTE 3. LOAN PAYABLE -RELATED PARTY

As of May 31, 2012, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274 that is non-interest bearing with no specific repayment terms.

NOTE 4.  LOAN PAYABLE

As of May 31, 2012, there is a loan payable to an unrelated party for $50,000 principal and $4,452 accrued interest. The loan bears interest at 6% per annum and is due December 2012.

NOTE 5.  INCOME TAXES

Ameriwest uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2012, Ameriwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $123,085 at May 31, 2012, and will begin to expire in 2027.

At May 31, 2012 and 2011, deferred tax assets consisted of the following:

                                                            May 31,
                                                  2012                   2011
                                                --------               --------
Deferred Tax Asset                              $ 41,849               $ 35,832
Valuation Allowance                              (41,849)               (35,832)
                                                --------               --------
Net Deferred Tax Asset                          $     --               $     --
                                                ========               ========

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

     -    Lack of proper segregation of duties due to limited personnel
     - Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

W Muran,        2012     0         0           0            0          0            0             0         0
President,      2011     0         0           0            0          0            0             0         0
CFO & CEO       2010     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                            Stock Awards
          ----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2012, the total fees charged to the company for audit services were $9,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                       Description
     ------                       -----------

      3(i)        Articles of Incorporation
      3(ii)       Bylaws
      31.1        Sec. 302 Certification of Chief Executive Officer
      31.2        Sec. 302 Certification of Chief Financial Officer
      32.1        Sec. 906 Certification of Chief Executive Officer
      32.2        Sec. 906 Certification of Chief Financial Officer
      101         Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2012          Ameriwest Petroleum Corp.


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