Form 10-Q
period 2012-08-31
AMERIWEST PETROLEUM CORP.
filed 2012-10-15
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of October 15, 2012.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended August 31, 2012 immediately follow.

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   (unaudited)
                                                                      As of               As of
                                                                 August 31, 2012       May 31, 2012
                                                                 ---------------       ------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   21,338           $   21,721
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                   21,338               21,721
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   21,338           $   21,721
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $       95           $       80
  Accured Liabilities                                                   5,202                4,452
  Loan Payable                                                         50,000               50,000
  Loan Payable - Related Party                                         10,274               10,274
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              65,571               64,806
                                                                   ----------           ----------

      TOTAL LIABILITIES                                            $   65,571           $   64,806

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of August 31, 2012 and May 31, 2012                              37,500               37,500
  Additional paid-in capital                                           42,500               42,500
  Deficit accumulated during exploration stage                       (124,233)            (123,085)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (44,233)             (43,085)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $   21,338           $   21,721
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

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                           May 30, 2007
                                               Three Months          Three Months          (inception)
                                                  ended                 ended                through
                                             August 31, 2012       August 31, 2011       August 31, 2012
                                             ---------------       ---------------       ---------------
General & Administrative Expenses             $        398          $      1,282          $     27,628
Impairment of Mineral Properties                        --                    --                16,328
Impairment of Asset                                     --                    --                24,000
Professional Fees                                       --                 3,500                51,075
                                              ------------          ------------          ------------
Net Operating Loss                                     398                 4,782               119,031

Other Expenses
Interest Expense                                       750                 1,500                 5,202
                                              ------------          ------------          ------------

Net Loss                                      $      1,148          $      6,282          $    124,233
                                              ============          ============          ============

Basic and diluted net loss per share          $       0.00          $       0.00
                                              ============          ============
Weighted average number of
 common shares outstanding                      37,500,000            37,500,000
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

                            AMERIWEST MINERALS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 30, 2007
                                                                  Three Months         Three Months         (inception)
                                                                     ended                ended               through
                                                                August 31, 2012      August 31, 2011      August 31, 2012
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $   (1,148)          $   (6,282)          $ (124,233)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Loss on Disposal of asset                                            --                   --               24,000
  Changes in operating assets and liabilities:
     Increase in Accounts Payable and Accrued Liabilities                765                1,275                5,297
                                                                  ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                         (383)              (5,007)             (94,936)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                              --                   --              (24,000)
                                                                  ----------           ----------           ----------
          NET CASH USED IN INVESTING ACTIVITIES                           --                   --              (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                            --                   --              100,000
  Loan Payable - Related Party                                            --                   --               10,274
  Loan Repayment                                                          --                   --              (50,000)
  Issuance of common stock for cash                                       --                   --               80,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                   --              140,274
                                                                  ----------           ----------           ----------

NET CHANGE IN CASH                                                      (383)              (5,007)              21,338

CASH AT BEGINNING OF PERIOD                                           21,721               90,421                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $   21,338           $   85,414           $   21,338
                                                                  ==========           ==========           ==========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                              As of August 31, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ameriwest Petroleum, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ameriwest's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of August 31, 2012, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of August 31, 2012, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274, that is non-interest bearing, unsecured, with no specific repayment terms.

NOTE 4. NOTE PAYABLE

As of August 31, 2012, there is a loan payable to an unrelated party for $50,000 principal and $5,202 accrued interest. The loan bears interest at 6% per annum and is due December 2012.

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

We incurred operating expenses of $398 and $4,782 for the three months ended August 31, 2012 and 2011, respectively. These expenses consisted of $398 and $1,282, respectively, in general operating expenses and $0 and $3,500 in professional fees, respectively. There were $750 and $1,500 in interest expense, respectively, which resulted in Net Losses of $1,148 and $6,282 which we incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through August 31, 2012 was $124,233.

As of August 31, 2012, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of August 31, 2012, there is a loan payable to an unrelated party in the amount of $50,000 with $5,202 in accrued interest. The loan bears interest at 6% per annum and is due in December 2012.

The following table provides selected financial data about our company for the quarter ended August 31, 2012 and the year ended May 31, 2012.

          Balance Sheet Data:            08/31/12           05/31/12
          -------------------            --------           --------

          Cash                           $ 21,338           $ 21,721
          Total assets                   $ 21,338           $ 21,721
          Total liabilities              $ 65,571           $ 64,806
          Shareholders' deficit          $(44,233)          $(43,085)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2012 was $21,338. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will be sufficient to fund our operating activities over the next 12 months.

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

ITEM 4.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report because of identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, which we view as an integral part of our disclosure controls and procedures.

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

October 15, 2012          Ameriwest Petroleum Corp.


                              /s/ William J. Muran
                              --------------------------------------------------
                          By: William J. Muran
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)