Form 10-Q/A
period 2012-08-31
AMERIWEST PETROLEUM CORP.
filed 2012-10-17
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of October 16, 2012.

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

                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT

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

October 16, 2012          Ameriwest Petroleum Corp.


                              /s/ William J. Muran
                              --------------------------------------------------
                          By: William J. Muran
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)