Form 10-Q
period 2012-11-30
AMERIWEST PETROLEUM CORP.
filed 2013-01-14
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of January 8, 2013.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended November 30, 2012 immediately follow.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                      As of               As of
                                                                   November 30,           May 31,
                                                                      2012                 2012
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   15,610           $   21,721
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                   15,610               21,721
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   15,610           $   21,721
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    2,295           $       80
  Loan Interest Payable                                                 5,952                4,452
  Loan Payable                                                         50,000               50,000
  Loan Payable - Related Party                                         10,274               10,274
                                                                   ----------           ----------
      TOTAL LIABILITIES                                                68,521               64,806

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of November 30, 2012 and May 31, 2012                            37,500               37,500
  Additional paid-in capital                                           42,500               42,500
  Deficit accumulated during exploration stage                       (132,911)            (123,085)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (52,911)             (43,085)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   15,610           $   21,721
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

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                               May 30, 2007
                                      Three Months       Three Months       Six Months        Six Months       (inception)
                                         ended              ended             ended             ended            through
                                      November 30,       November 30,      November 30,      November 30,      November 30,
                                          2012               2011              2012              2011              2012
                                      ------------       ------------      ------------      ------------      ------------
General & Administrative Expenses     $      2,328       $      1,120      $      2,726      $      2,401      $     29,956
Impairment of Mineral Properties                                                                                     16,328
Impairment of Asset                                                                                                  24,000
Professional Fees                            5,600              2,100             5,600             5,600            56,675
                                      ------------       ------------      ------------      ------------      ------------
Net Operating Loss                           7,928              3,220             8,326             8,001           126,959

OTHER EXPENSES
  Interest Expense                             750              1,500             1,500             3,000             5,952
                                      ------------       ------------      ------------      ------------      ------------

Net Loss                              $     (8,678)      $     (4,720)     $     (9,826)     $    (11,001)     $   (132,911)
                                      ============       ============      ============      ============      ============
Basic and diluted net loss per
 common share                         $      (0.00)      $      (0.00)     $      (0.00)     $      (0.00)
                                      ============       ============      ============      ============
Weighted average number of
 common shares outstanding              37,500,000         37,500,000        37,500,000        37,500,000
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

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 30, 2007
                                                                         Six Months       Six Months      (inception)
                                                                           ended            ended           through
                                                                        November 30,     November 30,     November 30,
                                                                            2012             2011             2012
                                                                         ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $   (9,826)      $  (11,001)      $ (132,911)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Loss on Disposal of Asset                                                   --               --           24,000
  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable and Accrued Liabilities          3,715              345            8,247
     Deposits                                                                    --               --               --
                                                                         ----------       ----------       ----------
          NET CASH USED IN OPERATING ACTIVITIES                              (6,111)         (10,656)        (100,664)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                                     --               --          (24,000)
                                                                         ----------       ----------       ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --               --          (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                                   --               --           50,000
  Loan Payable - Related Party                                                   --               --           10,274
  Issuance of common stock for cash                                              --               --           80,000
                                                                         ----------       ----------       ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    --               --          140,274
                                                                         ----------       ----------       ----------

NET CHANGE IN CASH                                                           (6,111)         (10,656)          15,610

CASH AT BEGINNING OF PERIOD                                                  21,721           90,421               --
                                                                         ----------       ----------       ----------

CASH AT END OF PERIOD                                                    $   15,610       $   79,765       $   15,610
                                                                         ==========       ==========       ==========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                             As of November 30, 2012


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

NOTE 2. GOING CONCERN

As of November 30, 2012, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of November 30, 2012, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274, that is non-interest bearing, unsecured, with no specific repayment terms.

NOTE 4. NOTE PAYABLE

As of November 30, 2012, there is a loan payable to an unrelated party for $50,000 principal and $5,952 accrued interest. The loan bears interest at 6% per annum and is due December 2013.

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

We incurred operating expenses of $7,928 and $3,220 for the three months ended November 30, 2012 and 2011, respectively. These expenses consisted of $2,328 and $1,120, respectively, in general operating expenses and $5,600 and $2,100 in professional fees, respectively. There were $750 and $1,500 in interest expense, respectively, which resulted in Net Losses of $8,678 and $4,720 which we incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $8,326 and $8,001 for the six months ended November 30, 2012 and 2011, respectively. These expenses consisted of $2,726 and $2,401, respectively, in general operating expenses and $5,600 and $5,600 in professional fees, respectively. There were $1,500 and $3,000 in interest expense, respectively, which resulted in Net Losses of $9,826 and $11,001 which we incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through November 30, 2012 was
$132,911.

As of November 30, 2012, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of November 30, 2012, there is a loan payable to an unrelated party in the amount of $50,000 with $5,952 in accrued interest. The loan bears interest at 6% per annum and is due in December 2013.

The following table provides selected financial data about our company for the quarter ended November 30, 2012 and the year ended May 31, 2012.

          Balance Sheet Data:             11/30/12           05/31/12
          -------------------             --------           --------

          Cash                           $ 15,610           $ 21,721
          Total assets                   $ 15,610           $ 21,721
          Total liabilities              $ 68,521           $ 64,806
          Shareholders' deficit          $(52,911)          $(43,085)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2012 was $15,610. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will be sufficient to fund our operating activities over the next 12 months.

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

January 8, 2013           Ameriwest Petroleum Corp.


                              /s/ William J. Muran
                              --------------------------------------------------
                          By: William J. Muran
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)