Form 10-Q
period 2013-02-28
AMERIWEST PETROLEUM CORP.
filed 2013-04-15
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

                                 (714) 276-0202
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 shares as of April 15, 2013.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the period ended February 28, 2013 immediately follow.

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                  February 28,            May 31,
                                                                      2013                 2012
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   12,912           $   21,721
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                             12,912               21,721
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   12,912           $   21,721
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    2,900           $       80
  Loan Interest Payable                                                 6,702                4,452
  Loan Payable                                                         50,000               50,000
  Loan Payable - Related Party                                         10,274               10,274
                                                                   ----------           ----------
      TOTAL LIABILITIES                                                69,876               64,806

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of February 28, 2013 and May 31, 2012                            37,500               37,500
  Additional paid-in capital                                           42,500               42,500
  Deficit accumulated during exploration stage                       (136,964)            (123,085)
                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                      (56,964)             (43,085)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   12,912           $   21,721
                                                                   ==========           ==========


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                          May 30, 2007
                                     Three Months     Three Months      Nine Months      Nine Months      (inception)
                                        ended            ended             ended            ended           through
                                     February 28,     February 29,      February 28,     February 29,     February 28,
                                         2013             2012              2013             2012             2013
                                     ------------     ------------      ------------     ------------     ------------
General & Administrative Expenses    $      1,203     $      1,225      $      3,929     $      3,626     $     31,159
Impairment of Mineral Properties               --               --                --               --           16,328
Impairment of Asset                            --               --                --               --           24,000
Professional Fees                           2,100            2,503             7,700            8,103           58,775
                                     ------------     ------------      ------------     ------------     ------------
Net Operating Loss                          3,303            3,728            11,629           11,729          130,262

OTHER EXPENSES
  Interest Expense                            750            1,500             2,250            4,500            6,702
                                     ------------     ------------      ------------     ------------     ------------

NET LOSS                             $     (4,053)    $     (5,228)     $    (13,879)    $    (16,229)    $   (136,964)
                                     ============     ============      ============     ============     ============

BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                    $       0.00     $       0.00      $       0.00     $       0.00
                                     ============     ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             37,500,000       37,500,000        37,500,000       37,500,000
                                     ============     ============      ============     ============


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                          May 30, 2007
                                                                Nine Months          Nine Months          (inception)
                                                                   ended                ended               through
                                                                February 28,         February 29,         February 28,
                                                                    2013                 2012                 2013
                                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $  (13,879)          $  (16,229)          $ (136,964)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Loss on Disposal of Asset                                           --                   --               24,000

  Changes in operating assets and liabilities:
     Accounts Payable & Accrued Liabilities                           5,070                3,945                9,602
     Deposits                                                            --                   --                   --
                                                                 ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                      (8,809)             (12,284)            (103,362)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                             --                   --              (24,000)
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --              (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                           --                   --               50,000
  Loan Payable - Related Party                                           --                   --               10,274
  Issuance of common stock for cash                                      --                   --               80,000
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                   --              140,274
                                                                 ----------           ----------           ----------

NET CHANGE IN CASH                                                   (8,809)             (12,284)              12,912

CASH AT BEGINNING OF PERIOD                                          21,721               90,421                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $   12,912           $   78,136           $   12,912
                                                                 ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
  Income Taxes                                                   $       --           $       --           $       --


            See accompanying notes to unaudited financial statements

                            AMERIWEST PETROLEUM CORP.
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                             As of February 28, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of February 28, 2013, Ameriwest has not generated revenues and has accumulated losses since inception. The continuation of Ameriwest as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Ameriwest's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE- RELATED PARTY

As of February 28, 2013, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274 . The loan is non-interest bearing, unsecured, and due on demand.

NOTE 4. NOTE PAYABLE

As of February 28, 2013, there is a loan payable to an unrelated party for $50,000 principal and $6,702 accrued interest. The loan bears interest at 6% per annum and is due December 2013.

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

We incurred operating expenses of $3,303 and $3,728 for the three months ended February 28, 2013 and February 29, 2012, respectively. These expenses consisted of $1,203 and $1,225, respectively, in general operating expenses and $2,100 and $2,503 in professional fees, respectively. There were $750 and $1,500 in interest expense, respectively, which resulted in Net Losses of $4,053 and $5,228 which we incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $11,629 and $11,729 for the nine months ended February 28, 2013 and February 29, 2012, respectively. These expenses consisted of $3,929 and $3,626, respectively, in general operating expenses and $7,700 and $8,103 in professional fees, respectively. There were $2,250 and $4,500 in interest expense, respectively, which resulted in Net Losses of $13,879 and $16,229 which we incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 30, 2007) through February 28, 2013 was
$136,964.

As of February 28, 2013, there is a loan payable to the director for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of February 28, 2013, there is a loan payable to an unrelated party in the amount of $50,000 with $6,702 in accrued interest. The loan bears interest at 6% per annum and is due in December 2013.

The following table provides selected financial data about our company for the quarter ended February 28, 2013 and the year ended May 31, 2012.

          Balance Sheet Data:             2/28/13           05/31/12
          -------------------             -------           --------

          Cash                           $ 12,912           $ 21,721
          Total assets                   $ 12,912           $ 21,721
          Total liabilities              $ 69,876           $ 64,806
          Shareholders' deficit          $(56,964)          $(43,085)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2013 was $12,912. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance will be sufficient to fund our operating activities over the next 12 months.

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

April 15, 2013            Ameriwest Petroleum Corp.


                              /s/ William J. Muran
                              --------------------------------------------------
                          By: William J. Muran
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)