Form 10-K
period 2013-05-31
Falconridge Oil Technologies Corp.
filed 2013-08-06
CIK 1401859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2013

                        Commission file number 000-54253

                       Falconridge Oil Technologies Corp.
             (Exact Name of Registrant as Specified in Its Charter)

                            Ameriwest Petroleum Corp.
                           (Former Name of Registrant)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 6, 2013, the registrant had 37,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                       FALCONRIDGE OIL TECHNOLOGIES CORP.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Item 1.  Business .....................................................     3

Item 1A. Risk Factors .................................................     6

Item 1B. Unresolved Staff Comments ....................................     9

Item 2.  Properties ...................................................     9

Item 3.  Legal Proceedings ............................................     9

Item 4.  Mine Safety Disclosures ......................................     9

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities ............     9

Item 6.  Selected Financial Data ......................................    11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................    11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...    15

Item 8.  Financial Statements and Supplementary Data ..................    16

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    24

Item 9A. Controls and Procedures ......................................    24

Item 9B. Other Information ............................................    25

Item 10. Directors, Executive Officers and Corporate Governance .......    26

Item 11. Executive Compensation .......................................    29

Item 12. Security Ownership of Certain Beneficial Owners and
         Management  and Related Stockholder Matters ..................    31

Item 13. Certain Relationships and Related Transactions, and
         Director  Independence .......................................    31

Item 14. Principal Accounting Fees and Services .......................    32

Item 15. Exhibits .....................................................    33

Signatures ............................................................    34

                                     PART I

ITEM 1. BUSINESS

                           FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "our company" mean Falconridge Oil Technologies Corp., unless otherwise indicated.

SUMMARY

We were incorporated on May 30, 2007 under the name Ameriwest Minerals Corp. On December 23, 2010 we changed our name to Ameriwest Petroleum Corp. by way of a merger with our wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name. On July 2, 2013 we changed our name to Falconridge Oil Technologies Corp. by way of a merger with our wholly-owned subsidiary Falconridge Oil Technologies Corp., which was formed solely for the change of name.

We are an exploration stage corporation. Our company carried out the first phase of exploration on the Key 1-4 mineral claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA consisting of approximately 83 acres. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and we allowed the claim to lapse in September 2009.

On November 4, 2009 our company signed a letter of intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between our company and Suntech Energy. The agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the agreement.

On November 13, 2009, our company purchased a bioreactor pod for $24,000 to use in a test process. If the results proved positive then we would proceed with acquiring the license rights for those pods. As of November 30, 2010, our company had not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer was experiencing. We therefore felt it was appropriate to write off the asset during the period ended November 30, 2010.

As a result of the above noted events, we are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value.

On June 20, 2013, we entered into letter of intent for a share exchange transaction and acquisition with Falconridge Oil Canada Ltd. ("Falconridge Canada") and its shareholders. Pursuant to the terms of the agreement, we have agreed to acquire all 100 of the issued and outstanding shares of Falconridge Canada's common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Canada.

Further, pursuant to our letter of intent with Falconridge Canada we are required to provide:

     (a) a financing of debt or equity for $1,250,000, which is close no later than 90 days from the closing of the share exchange and on mutually agreeable terms;

     (b) provide a loan of $250,000 to Falconridge Canada in the form of debt bearing interest at 10% per annum where Falconridge Canada shall be obligated to repay both interest and 2% of the principal on a monthly basis beginning on 90 days from the closing of the share exchange; and

     (c) use our commercially best efforts to complete an equity financing (the "EQUITY FINANCING") of up to $6,000,000 for 4,000,000 units (each, a "UNIT") at a price of no less than $1.50 per Unit. Each Unit will consist of one common share in our capital stock and one-half of one whole warrant (each one whole warrant, a "FINANCING WARRANT"). Each Financing Warrant shall be exercisable into one share of our common stock at a price of no less than $3.00 per share for a period of 24 months from the date of issuance of the Financing Warrants.

At the present, we have no full-time employees. Our sole officer and director devotes approximately 10% to 15% of his time or 4 to 6 hours per week to our operation.

Our administrative office is located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. Our fiscal year end is May 31.

On December 23, 2010 we affected a six for one forward stock split of our authorized, issued and outstanding shares of common stock. As a result our authorized capital increased from 75,000,000 shares of common stock to 450,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,250,000 shares of common stock to 37,500,000 shares of common stock, all with a par value of $0.001.

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share and 37,500,000 common shares issued and outstanding as of May 31, 2013. Of the outstanding shares, 18,000,000 shares are held by our sole officer and director William J. Muran, and 19,500,000 shares are held by 30 independent investors who purchased shares from us in a private placement that was exempt from registration under Regulation S of the Securities Act of 1933 and completed in March, 2008.

COMPETITIVE FACTORS

If we complete the acquisition of Falconridge Canada, we will be a junior oil and gas resource exploration company. We compete with other oil and gas resource exploration companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their oil and gas properties and on development of their oil and gas properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our oil and gas properties.

We will also compete with other junior oil and gas resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas resource exploration companies. The presence of competing junior oil and gas resource exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior oil and gas resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, oil and gas exploration supplies and drill rigs.

REGULATIONS

We are not currently subject to any regulatory bodies.

SUBSIDIARIES

We do not have any subsidiaries.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not spent any amounts on which has been classified as research and development activities in our financial statements during the last two fiscal years.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no full-time employees. Our sole officer and director, William J. Muran, is a part-time employee and currently devotes about 10% - 15% of his time or 4 to 6 hours per week to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our sole officer and director will handle our administrative duties.

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

WE CURRENTLY HAVE NO EMPLOYEES OTHER THAN OUR SOLE OFFICER AND DIRECTOR. WILLIAM
J. MURAN, WE HAVE NO EMPLOYMENT AGREEMENT WITH MR. MURAN, WHO SERVES ON A PART-TIME BASIS, WE CANNOT PAY OUR MR. MURAN ANY COMPENSATION, AND IF HE WAS TO LEAVE OUR EMPLOY, OUR BUSINESS COULD FAIL.

Because our ability to engage in business is dependent upon, among other things, the personal efforts, abilities and business relationships of our sole officer and director, William J. Muran, if he were to terminate employment with us or become unable to provide such services before a qualified successor, if any, could be found, our business could fail.

William J. Muran does not provide full time services to us, and we will not have full-time management until such time, if ever, as we engage employees on a full-time basis.

We do not maintain "key person" insurance on Mr. Muran, and if he were to die or become disabled, we do not have any insurance benefits to defer the costs of seeking a replacement.

WE ARE HIGHLY DEPENDENT UPON OUR SOLE OFFICER AND DIRECTOR, WILLIAM J. MURAN, WE HAVE NO DEFINITIVE COMPENSATION AGREEMENTS WITH HIM, AND BECAUSE HE HAS INVOLVEMENT OR RELATIONS WITH OTHER BUSINESS, HE MAY HAVE A CONFLICT OF INTEREST.

William J. Muran does not work for us on a full-time basis and we have no definitive arrangement to compensate our officer or to engage him on a full-time basis. In the event that our officer resigns because of time restraints or financial reasons, this could adversely affect our ability to carry on business and could reduce the value of your investment in the shares or even cause our business to fail. Mr. Muran relies on other business activities to support himself and he provides services and/or consulting work to other companies in the mineral exploration business. Such business activities may be considered a conflict of interest because he must continually make decisions on how much of his time will be allocated to our business as against his other business projects, which may be competitive, or where he will allocate new business opportunities.

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

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SECURITIES AND EXCHANGE COMMISSION REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

Our shares are quoted on FINRA's Over the Counter Bulletin Board (OTCBB). To be eligible for quotation, issuers must remain current in their filings with the Securities and Exchange Commission ("SEC"). In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares, if at all.

OUR SOLE OFFICER AND DIRECTOR, WILLIAM J. MURAN, OWNS A LARGE BLOCK OF OUR OUTSTANDING STOCK AND WILL HAVE THE RIGHT TO EFFECTIVELY CONTROL OUR COMPANY.

Our present sole officer and director, William J. Muran, controls approximately 48% of our outstanding common stock. He may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, amendments to our charter and bylaws, and the approval of significant corporate transactions such as a merger or sale of our assets. In addition, that controlling influence could have the effect of delaying, deferring or preventing a change in control of our company.

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

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our company's corporate offices are located at 575 Anton Blvd., Suite 300, Costa Mesa, CA 92626. The offices are shared office space with available furnished private offices and mini-suites, plus two meeting rooms, for which the company pays $65 per month. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are quoted on FINRA's OTC Electronic Bulletin Board (OTCBB), symbol "FROT".

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of August 6, 2013, we have 22 shareholders of record.

Our transfer agent is Holladay Stock Transfer, 2939 N. 67 Place, Scottsdale, Arizona 85251; telephone number (480) 481-3940; facsimile number (480) 581-3941.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2013.

EQUITY COMPENSATION PLANS

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with the exception of the following:

                                               Number of
                                            Transactions Not
                         Number of Late      Reported on a      Failure to File
Name                        Reports           Timely Basis      Requested Forms
----                        -------           ------------      ---------------

William J. Muran (1)           1                   1                   1

----------
(1) the insider was late filing a Form 3, Initial Statement of Beneficial Ownership.

On January 24, 2008, in a private transaction, 3,000,000 pre-split (18,000,000 post-split) shares of common stock held by a former director S. Gerald Diakow were transferred to the sole officer and director of our company, William J. Muran. The shares were transferred in the private transaction at the price Mr. Diakow paid for the shares on May 30, 2007, $0.005 per share or a total of $15,000. At the time of the transaction, the shares constituted 100% of the issued and outstanding stock of our company.

Our company filed a post-effective amendment our SB-2 Registration to disclose the information reflecting the change to the corporation's officer and director and the ownership of securities upon consummation of the transfer.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred net losses of $18,873 and $17,698 for the years ended May 2013 and 2012, respectively. The general and administrative expenses consisted of $15,873 and $16,125, respectively, mainly consisting of professional fees of $10,290 and $10,909, respectively, and $3,000 and $1,573, respectively, for accrued interest. These expenses were incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the SEC.

Our net loss from inception (May 30, 2007) through May 31, 2013 was $141,958.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended May 31, 2013, which are included herein.

                                                           Year Ended
                                                             May 31,
                                                    2013                 2012
                                                  --------             --------

General and administrative                        $  5,583             $  5,216
Impairment of mineral properties                  $    Nil             $    Nil
Professional fees                                 $ 10,290             $ 10,909
Interest expense                                  $  3,000             $  1,573
                                                  --------             --------
Net loss                                          $(18,873)            $(17,698)
                                                  ========             ========

Net loss for the year ended May 31, 2013 increased by $1,175 as compared to the year ended May 31, 2012 primarily as a result of increased interest expenses.

We have sold $80,000 in equity securities to fund our operations to date. On May 30, 2007, we issued 3,000,000 pre-split (18,000,000 post-split) common shares at $0.005 per share or $15,000 to our former officer and director and on February 18, 2008, we issued 3,250,000 pre-split (19,500,000 post-split) common shares at $0.02 per share or $65,000. On December 23, 2010 we affected a six for one forward stock split of our authorized, issued and outstanding shares of common stock. As a result our issued and outstanding shares of common stock increased from 6,250,000 shares of common stock to 37,500,000 shares of common stock, all with a par value of $0.001.

As of May 31, 2013, there is a loan payable to William Muran for $10,274, that is non-interest bearing, unsecured, with no specific terms of repayment.

As of May 31, 2013, there was a loan payable to an unrelated party comprised of $50,000 principal and $7,452 accrued interest. The loan bears interest at 6% per annum and is due in December 2013.

The following table provides selected financial data about our company for the year ended May 31, 2013:

                    Balance Sheet Data:                 5/31/13
                    -------------------                 -------

                    Cash                               $  5,813
                    Total assets                       $  5,813
                    Total liabilities                  $ 67,771
                    Shareholders' deficit              $(61,958)

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                          At              At
                                                        May 31,         May 31,
                                                         2013            2012
                                                       --------        --------

Current Assets                                         $  5,813        $ 21,721
Current Liabilities                                    $ 67,771        $ 64,806
Working Capital (Deficit)                              $(61,958)       $(43,085)

Our total current assets as of May 30, 2013 were $5,813 as compared to total current assets of $21,721 as of May 31, 2012. The decrease was primarily due to a reduction of cash. As of May 31, 2013 we had a working capital deficit of $61,958 compared to a working capital deficit of $43,085 as of May 31, 2012.

CASH FLOWS

                                                             Year Ended
                                                               May 31,
                                                         2013            2012
                                                       --------        --------

Net Cash Provided by (Used in) Operating Activities    $(15,908        $(18,700)
Net Cash Provided by (Used in) Investing Activities    $    Nil        $    Nil
Net Cash Provided by (Used in) Financing Activities    $    Nil        $(50,000)
Increase (Decrease) in Cash and Cash Equivalents
 During the Period                                     $(15,908)       $(68,700)

OPERATING ACTIVITIES

Cash used in operating activities was $15,908 for the fiscal year ended May 31, 2013 compared to cash used in operating activities of $18,700 for the fiscal year ended May 31, 2012. The increase in cash from operating activities was primarily due to an increase in accounts payable.

INVESTING ACTIVITIES

We generated cash of $Nil in investing activities during the years ended May 31, 2013 and May 31, 2012.

FINANCING ACTIVITIES

There was no increase or decrease in cash used in financing activities during the year ended May 31, 2013.

Our cash balance at May 31, 2013 was $5,813 with $67,771 in outstanding liabilities. The outstanding liabilities consist of $50,000 in a loan payable to an unrelated party and $10,274 in a loan payable to a related party, both from financing activities, and $45 in account payable and $7,452 in accrued liabilities, both from operating activities. We are an exploration stage company and have generated no revenue to date. Management believes our current cash balance may not be sufficient to fund our operating activities over the next 12 months.

GOING CONCERN

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2013, our company has accumulated losses of $141,958 since inception. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

EQUITY COMPENSATION

We do not have any equity compensation plans or arrangements as of the year ended May 31, 2013.

CRITICAL ACCOUNTING POLICIES

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Falconridge Oil Technologies Corp. (f/k/a/ Ameriwest Petroleum Corp.) ("we", "our", or "the Company") was incorporated in Nevada on May 30, 2007. Falconridge is an Exploration Stage Company, as defined by ASC No. 915 "DEVELOPMENT STAGE ENTITIES." Falconridge's principal business is the acquisition and exploration of mineral resources.

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

EARNINGS PER SHARE - The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2013 and May 31, 2012, there were no potentially dilutive securities outstanding.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, Falconridge considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MINERAL PROPERTY COSTS - Falconridge has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

INCOME TAXES - Falconridge recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Falconridge provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Falconridge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

RECLASSIFICATION - Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Falconridge Oil Technologies Corp. (fka Ameriwest Petroleum, Inc)
(An Exploration Stage Company)
Costa Mesa, California

We have audited the accompanying balance sheets of Falconridge Oil Technologies Corp. (fka Ameriwest Petroleum, Inc) an exploration stage company, ( the "Company") as of May 31, 2013 and 2012, and the related statements of expenses, stockholders' deficit and cash flows for the years then ended and the period from May 30, 2007 (inception) through May 31,2013. These financial statements are the responsibility of Falconridge Oil Technologies Corp. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from inception through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ MaloneBailey, LLP
---------------------------------
www.malonebailey.com
Houston, Texas
August 6, 2013

                       FALCONRIDGE OIL TECHNOLOGIES CORP.
                        (f/k/a AMERIWEST PETROLEUM CORP.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------



                                                                       As of                As of
                                                                   May 31, 2013         May 31, 2012
                                                                   ------------         ------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    5,813           $   21,721
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                     5,813               21,721
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $    5,813           $   21,721
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable                                                  $       45           $       80
  Accrued Liabilities                                                    7,452                4,452
  Loan Payable                                                          50,000               50,000
  Loan Payable - Related Party                                          10,274               10,274
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                               67,771               64,806
                                                                    ----------           ----------
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 450,000,000 shares
   authorized; 37,500,000 shares issued and outstanding
   as of May 31, 2013 and May 31, 2012                                  37,500               37,500
  Additional paid-in capital                                            42,500               42,500
  Deficit accumulated during exploration stage                        (141,958)            (123,085)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                            (61,958)             (43,085)
                                                                    ----------           ----------


      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $    5,813           $   21,721
                                                                    ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                       FALCONRIDGE OIL TECHNOLOGIES CORP.
                        (f/k/a AMERIWEST PETROLEUM CORP.)
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                         May 30, 2007
                                                                                         (inception)
                                              Year ended            Year ended             through
                                             May 31, 2013          May 31, 2012          May 31, 2013
                                             ------------          ------------          ------------
OPERATING EXPENSES
  General & Administrative Expenses           $     5,583           $     5,216           $    32,813
  Impairment of Mineral Properties                     --                    --                16,328
  Impairment of Asset                                  --                    --                24,000
  Professional Fees                                10,290                10,909                61,365
                                              -----------           -----------           -----------
Total Operating Expenses                           15,873                16,125               134,506

OTHER EXPENSES
  Interest Expense                                  3,000                 1,573                 7,452
                                              -----------           -----------           -----------

NET LOSS                                      $   (18,873)          $   (17,698)          $  (141,958)
                                              ===========           ===========           ===========

BASIC AND DILUTED NET LOSS PER SHARE          $     (0.00)          $     (0.00)
                                              ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            37,500,000            37,500,000
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                       FALCONRIDGE OIL TECHNOLOGIES CORP.
                        (f/k/a AMERIWEST PETROLEUM CORP.)
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
               From May 30, 2007 (Inception) through May 31, 2013
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                       Common       Additional       During
                                         Common        Stock         Paid-in       Exploration
                                         Stock         Amount        Capital          Stage        Total
                                         -----         ------        -------          -----        -----

Stock issued for cash at
 inception on May 30, 2007
 @ $0.005 per share                   18,000,000      $ 18,000      $ (3,000)      $      --      $ 15,000

Net loss                                      --            --            --            (590)         (590)
                                      ----------      --------      --------       ---------      --------
BALANCE, MAY 31, 2007                 18,000,000        18,000        (3,000)           (590)       14,410
                                      ==========      ========      ========       =========      ========
Stock issued for cash per Reg
 "S" offering on February 18, 2008
 @ $0.02 per share                    19,500,000        19,500        45,500              --        65,000

Net loss                                      --            --            --         (21,903)      (21,903)
                                      ----------      --------      --------       ---------      --------
BALANCE, MAY 31, 2008                 37,500,000        37,500        42,500         (22,493)       57,507
                                      ==========      ========      ========       =========      ========

Net loss                                      --            --            --         (27,038)      (27,038)
                                      ----------      --------      --------       ---------      --------
BALANCE, MAY 31, 2009                 37,500,000        37,500        42,500         (49,531)       30,469
                                      ==========      ========      ========       =========      ========

Net loss                                      --            --            --         (11,126)      (11,126)
                                      ----------      --------      --------       ---------      --------
BALANCE, MAY 31, 2010                 37,500,000        37,500        42,500         (60,657)       19,343
                                      ==========      ========      ========       =========      ========

Net loss                                      --            --            --         (44,731)      (44,731)
                                      ----------      --------      --------       ---------      --------
BALANCE, MAY 31, 2011                 37,500,000        37,500        42,500        (105,388)      (25,388)
                                      ==========      ========      ========       =========      ========

Net loss                                      --            --            --         (17,697)      (17,697)
                                      ----------      --------      --------       ---------      --------
BALANCE, MAY 31, 2012                 37,500,000        37,500        42,500        (123,085)      (43,085)
                                      ==========      ========      ========       =========      ========

Net loss                                      --            --            --         (18,873)      (18,873)
                                      ----------      --------      --------       ---------      --------

BALANCE, MAY 31, 2013                 37,500,000      $ 37,500      $ 42,500       $(141,958)     $(61,958)
                                      ==========      ========      ========       =========      ========


   The accompanying notes are an integral part of these financial statements.

                       FALCONRIDGE OIL TECHNOLOGIES CORP.
                        (f/k/a AMERIWEST PETROLEUM CORP.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           May 30, 2007
                                                                                                           (inception)
                                                                  Year ended           Year ended            through
                                                                 May 31, 2013         May 31, 2012         May 31, 2013
                                                                 ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (18,873)          $  (17,698)          $ (141,958)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Loss on Disposal of asset                                            --                   --               24,000
  Changes in operating assets and liabilities:
     Accounts Payable & accrued liabilities                            2,965               (1,002)               7,497
                                                                  ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                      (15,908)             (18,700)            (110,461)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bioreactor Pod                                              --                   --              (24,000)
                                                                  ----------           ----------           ----------
          NET CASH USED IN INVESTING ACTIVITIES                           --                   --              (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable                                                            --                   --              100,000
  Payments on loan payable                                                --              (50,000)             (50,000)
  Loan Payable - Related Party                                            --                   --               10,274
  Issuance of common stock for cash                                       --                   --               80,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --              (50,000)             140,274
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (15,908)             (68,700)               5,813

CASH AT BEGINNING OF PERIOD                                           21,721               90,421                   --
                                                                  ----------           ----------           ----------

CASH AT END OF YEAR                                               $    5,813           $   21,721           $    5,813
                                                                  ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                       FALCONRIDGE OIL TECHNOLOGIES CORP.
                        (f/k/a AMERIWEST PETROLEUM CORP.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As of May 31, 2013


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Falconridge Oil Technologies Corp. (f/k/a Ameriwest Petroleum Corp.) ("we", "our", or "the Company") was incorporated in Nevada on May 30, 2007. Falconridge is an Exploration Stage Company, as defined by ASC No. 915 "Development Stage Entities." Falconridge's principal business is the acquisition and exploration of mineral resources.

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

Earnings Per Share - The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2013 and May 31, 2012, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents - For purposes of the statement of cash flows, Falconridge considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Property Costs - Falconridge has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Income Taxes - Falconridge recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Falconridge provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements - Falconridge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Reclassification - Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Falconridge will continue to realize its assets and discharge its liabilities in the normal course of business. Falconridge has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Falconridge as a going concern is dependent upon the continued financial support from its shareholders, the ability of Falconridge to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2013, Falconridge has accumulated losses of $141,958 since inception. These factors raise substantial doubt regarding Falconridge's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Falconridge be unable to continue as a going concern.

NOTE 3. LOAN PAYABLE -RELATED PARTY

As of May 31, 2013, there is a loan payable due to William Muran, sole officer and director of the Company, for $10,274 that is non-interest bearing with no specific repayment terms.

NOTE 4. LOAN PAYABLE

As of May 31, 2013, there is a loan payable to an unrelated party for $50,000 principal and $7,452 accrued interest. The loan bears interest at 6% per annum and has been extended to December 2013.

NOTE 5. INCOME TAXES

Falconridge uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2013, Falconridge incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $141,958 at May 31, 2013, and will begin to expire in 2027.

At May 31, 2013 and 2012, deferred tax assets consisted of the following:

                                                         May 31,
                                                  2013             2012
                                                --------         --------

Deferred Tax Asset                              $ 48,266         $ 41,849
Valuation Allowance                              (48,266)         (41,849)
                                                --------         --------
Net Deferred Tax Asset                          $     --         $     --
                                                ========         ========

NOTE 6. SUBSEQUENT EVENTS

On July 2, 2013, the Company changed its name from Ameriwest Petroleum Corp. to Falconridge Oil Technologies Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including president (our principal executive officer, principal financial officer and principal accounting officer) , we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president (our principal executive officer, principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

 Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                           Position Held                      Date First Elected
     Name                 with our Company              Age     or Appointed
     ----                 ----------------              ---     ------------

William J. Muran    President, Secretary, Treasurer,    65    January 24, 2008
                    Principal Executive Officer,
                    Principal Financial Officer,
                    Principal Accounting Officer and
                    Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

WILLIAM J. MURAN - PRESIDENT, SECRETARY, TREASURER, PRINCIPAL EXECUTIVE OFFICER,
                   PRINCIPAL FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR

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

Mr. Muran became our sole officer and director upon the resignation on January 24, 2008 of Mr. S. Gerald Diakow. Due to Mr. Diakow's other obligations he was not able to spend the amount of time necessary to implement the company's business plan. In a private transaction the shares held by Mr. Diakow were transferred to Mr. Muran. Mr. Diakow has agreed to act as an advisor to Mr. Muran to utilize his 41 years of experience in the natural resource and mineral exploration field. Mr. Diakow has agreed that he will not receive any compensation for his advisory position and will not hold any office or position in our company.

IDENTIFICATION OF SIGNIFICANT EMPLOYEES

We have no significant employees, other than William J. Muran, our president, secretary, treasurer, principal executive officer, principal financial officer, principal accounting officer and sole director.

CONFLICTS OF INTEREST

We believe that our sole officer and director. William J. Muran, may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest. In the event our sole officer and director resigns from his position, there may be no one to run our operations and our operations may be suspended or cease entirely.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

     1. been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     2. had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

     3. been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

     4. been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF ETHICS

The company does not currently have a Code of Ethics, once we grow and have more officers, directors and employees we will address the adoption of a Code of Ethics.

COMMITTEES OF THE BOARD

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b)  our principal financial officer;

     (c) each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2012 and 2011; and

     (d) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                         Change in
                                                                                          Pension
                                                                                         Value and
                                                                           Non-Equity   Nonqualified
                                                                           Incentive     Deferred       All
 Name and                                                                    Plan         Compen-      Other
 Principal                                           Stock       Option     Compen-       sation       Compen-
 Position               Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------            ----   ------     -----      ------      ------     ------       --------      ------     ------
William J. Muran (1),   2013    Nil        Nil        Nil          Nil        Nil           Nil         Nil         Nil
President, Secretary,   2012    Nil        Nil        Nil          Nil        Nil           Nil         Nil         Nil
Treasurer, Principal
Executive Officer,
Principal Financial
Officer, Principal
Accounting Officer
and Director

----------
(1) William J. Muran has been our President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director since January 24, 2008.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of our company.

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

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

STOCK OPTION PLAN

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended May 31, 2013 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended May 31, 2013.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

INDEMNIFICATION

Under our Bylaws, we may indemnify our officers or directors who are made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner they reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that our officers or directors are successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officers or directors are judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 6, 2013, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address                Amount and Nature of           Percentage
    of Beneficial Owner            Beneficial Ownership (1)          of Class
    -------------------            ------------------------          --------

William J. Muran (3)(4)               18,000,000 Common(2)              48%
575 Anton Blvd., Suite 300
Costa Mesa, CA  92626

Directors and Executive Officers
 as a Group                           18,000,000 Common                 48%

----------
(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2) Based on 37,500,000 issued and outstanding shares of common stock as of August 6, 2013.
(3) William J. Muran is our company's president, secretary, treasurer, principal executive officer, principal financial officer, principal accounting officer and director.
(4) The person named above is a "promoter" as defined in the Securities Exchange Act of 1934. Mr. Muran is the only "promoter" of our company.

FUTURE SALES BY EXISTING STOCKHOLDER

A total of 3,000,000 shares of common stock were issued to Gerald Diakow, a former officer and director in May 2007. On January 24, 2008, in a private transaction the shares were transferred to the new officer and director of the corporation, William Muran. On December 23, 2010 we affected a six for one forward stock split of our authorized, issued and outstanding shares of common stock. As a result the shares held by Mr. Muran were increased from 3,000,000 shares of common stock to 18,000,000 shares of common stock with a par value of $0.001. The 18,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. If he sells his stock into the market, the sales may cause the market price of the stock to drop.

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

DIRECTOR INDEPENDENCE

We currently act with one director, William J. Muran. We have determined that our directors are not "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                             Year Ended
                                   May 31, 2013         May 31, 2012
                                   ------------         ------------

Audit Fees                           $ 9,800              $ 9,800
Audit Related Fees                       Nil                  Nil
Tax Fees                                 Nil                  Nil
All Other Fees                           Nil                  Nil
                                     -------              -------
Total                                $ 9,800              $ 9,800
                                     =======              =======

For the year ended May 31, 2013, the total fees charged to the company for audit services were $9,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended May 31, 2012, the total fees charged to the company for audit services were $9,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS

(a)  Financial Statements

     (1)  Financial statements for our company are listed in the index under
          Item 8 of this document;

     (2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)  Exhibits

Exhibit
Number                                  Description
------                                  -----------

(3)      (I) ARTICLES OF INCORPORATION, (II) BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 8, 2007)

3.2 Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 8, 2007) 3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.5 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013)

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1* Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)     SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**    INTERACTIVE DATA FILES
         101.INS XBRL Instance Document 101.SCH XBRL Taxonomy Extension Schema
                      Document
         101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB XBRL Taxonomy Extension Label Linkbase Document
         101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

----------
*  Filed herewith
** To be filed by amendment

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FALCONRIDGE OIL TECHNOLOGIES CORP.
                                (Registrant)


Dated: August 6, 2013           /s William J. Muran
                                ------------------------------------------------
                                WILLIAM J. MURAN
                                President, Secretary, Treasurer and Director
                                (Principal Executive Officer, Principal
                                Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 6, 2013           /s William J. Muran
                                ------------------------------------------------
                                WILLIAM J. MURAN
                                President, Secretary, Treasurer and Director
                                (Principal Executive Officer, Principal
                                Financial Officer, Principal Accounting Officer)