Form 10-Q
period 2013-08-31
Falconridge Oil Technologies Corp.
filed 2013-10-21
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 000-54253

FALCONRIDGE OIL TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-0266164
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17-120 West Beaver Creek Rd., Richmond Hill, Ontario, Canada	L4B 1L2
(Address of principal executive offices)	(Zip Code)

(905) 771-6551
(Registrant’s telephone number, including area code)

AMERIWEST PETROLEUM CORP.
575 Anton Blvd., Suite 300, Costa  Mesa, California, USA 92626
Former Fiscal Year – May 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

48,750,000 common shares issued and outstanding as of October 18, 2013.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended August 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Falconridge Oil Technologies Corp.
Consolidated Financial Statements
(Unaudited)

MANAGEMENT'S COMMENTS ON UNAUDITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2013 and notes thereto contained in the information as part of the Company’s Annual Report filed with the SEC. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Annual Report have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at August 31, 2013 and February 28, 2013
(Unaudited)

	August 31	February 28
ASSETS

Current
Cash	$391,790	$3,375
Accounts receivable	11,213	32,517
Total current assets	403,003	35,892

Property & equipment net of accumulated depreciation of $1,954 & $40,591	5,862	49,575
Oil and gas properties, successful efforts method,
net of accumulated depletion of $22,345 & $16,855	106,645	112,135

Total assets	$515,510	$197,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$70,750	$14,496
Accrued liabilities	5,744	20,644
Loan payable - related parties	1,450,489	1,262,403
Obligations under capital lease - current portion	-	18,322
Loan payable	470,000	-
Total current liabilities	1,996,983	1,315,865
Obligations under capital lease	-	27,924

Total liabilities	1,996,983	1,343,789

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 450,000,000 shares
authorized; 48,750,000 and 29,250,000 shares issued and outstanding
as of August 31, 2013 and February 28, 2013	48,750	29,250
Additional paid in capital	(129,072)	(29,150)
Deficit	(1,401,151)	(1,146,287)

Total stockholders' deficit	(1,481,473)	(1,146,187)

Total liabilities and stockholders' deficit	$515,510	$197,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
For the Six Months Ended August 31, 2013 and 2012
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2013	2012	2013	2012

Oil & gas revenue	$4,929	$5,083	$10,052	$10,314
Services revenue	-	-	-	42,500

	4,929	5,083	10,052	52,814

Expenses
General and administrative	126,007	85,362	254,835	178,322
Depreciation, amortization and depletion	3,153	6,994	10,947	26,257

Total operating expense	129,160	92,356	265,782	204,579

Other (income) expense
Gain on disposal of equipment	(3,428)	-	(3,428)	-
Interest expense	2,324	260	2,562	540

Net loss	$(123,127)	$(87,533)	$(254,864)	$(152,305)
Loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	32,323,370	29,250,000	32,323,370	29,250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2013 and 2012
(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2013	2012
Cash flows from operating activities
Net loss	$(254,864)	$(152,305)
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	10,947	26,257
Gain on disposal of equipment	(3,428)	-
Change in Operating assets and liabilities:
Accounts receivable	21,304	(32,600)
Accounts payable	37,568	1,056
Accrued expenses	(22,853)	21,560

Net cash used in operating activities	(211,326)	(136,032)

Cash flows from investing activities
Cash received in acquisition	16,455	-

Cash flows from financing activities
Advances from related party	183,286	126,943
Cash received from debt issuance	400,000	-

Net cash from financing activities	583,286	126,943

Net increase	388,415	(9,089)
Cash, beginning of period	3,375	10,990

Cash, end of period	$391,790	$1,901

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Acquisition of Falconridge Oil Technologies, Inc.	$116,378	$-
Capital lease obligation payments made by related party	$4,800	$9,600
Capital lease obligation release by shareholders	$41,684	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended August 31, 2013 and 2012
(Unaudited)

1.          Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited interim statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2013 and notes thereto contained in the information as part of the Company's Annual Report on Form 8-K filed with the SEC on August 21, 2013.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 8-K have been omitted.   In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

Principles of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries. All significant inter-company balances, transactions and cash flows are eliminated on consolidation.

Description of reverse merger

On August, 2, 2013, the Company entered into a share exchange agreement with Falconridge Oil Ltd. (hereby referred to as “Falconridge Ontario”) whereby the Company acquired Falconridge Ontario by issuing 29,250,000 common shares in exchange for 100% of Falconridge Ontario shares.  We previously had 37,500,000 shares outstanding and our then-majority shareholder canceled 18,000,000 shares, leaving a post-acquisition total of 48,750,000 outstanding.

Further, pursuant to our agreement with Falconridge Ontario we are to provide:

a) a financing of debt or equity for $1,100,000, which is to close no later than 150 days from the closing of the share exchange and on mutually agreeable terms;

b) complete a private placement in the aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario). As of October 21, 2013, the company has received the $400,000 in cash but has not yet issued the shares in connection therewith; and

c) attempt an equity financing, using our commercially best efforts, of up to $6,000,000 for 4,000,000 units (each, a “UNIT”) at a price of no less than $1.50 per Unit. Each unit will consist of one common share in our capital stock and one-half of one whole warrant (each one whole warrant, a “FINANCING WARRANT”). Each Financing Warrant shall be exercisable into one share of our common stock at a price of no less than $3.00 per share for a period of 24 months from the date of issuance of the Financing Warrants. As a term to the Equity Financing, any party, who is successful in raising funds, with respect to the Equity Financing, from a private investor shall earn a cash commission of 7% and a commission of 5% payable in warrants (each, a “Commission Warrant”). Each Commission Warrant shall have the same terms as the Financing Warrants. If we are unable to complete the Equity Financing, then we may offer to Falconridge Ontario to complete a financing of up to $6,000,000 that may include debt, preferred shares of our company or a combination of the foregoing.

The share exchange transaction is sometimes referred to hereafter as the “reverse-merger acquisition”. The share exchange transaction has been accounted for as a recapitalization of the Company, where the Company (the legal acquirer) is considered the accounting acquiree and Falconridge Ontario (the acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Falconridge Ontario.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, Falconridge Ontario. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 2 – Summary of Significant Accounting Policies for the Company’s policy on capitalization of long-lived assets.

In connection with the share exchange agreement, we adopted a stock option plan on August 2, 2013 to issue options to purchase up to 10% of the issued and outstanding of our capital stock when the share exchange closed, being 4,875,000 shares (the "Option"), to our board members and management, at an exercise price of $1.50 per share or higher.  When the Options are granted, they vest quarterly over two years from the date of grant and shall expire 24 months from vesting.

2.         Going Concern

As shown in the accompanying financial statements, we have incurred net losses of $1,401,151 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Falconridge Oil Technologies Corp., unless otherwise indicated.

Corporate Overview and Background

We were incorporated on May 30, 2007 under the name Ameriwest Minerals Corp. On December 23, 2010, we changed our name to Ameriwest Petroleum Corp. by way of a merger with our wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name. We are an exploration stage corporation. Our company carried out the first phase of exploration on the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and we allowed the claim to lapse in September 2009.

On November 4, 2009, our company signed a letter of intent with Suntech Energy of British Columbia to establish the basic terms to be used in a future asset purchase between our company and Suntech Energy. The Agreement was to become effective on or before March 31, 2010. The letter of intent expired without having concluded the Agreement.

On November 13, 2009, our company purchased a bioreactor pod to use in a test process.  As of November 30, 2010, our company had not been able to take possession and implement the testing of the bioreactor pod due to legal problems the manufacturer was experiencing. Our company therefore felt it was appropriate to write off the asset during the period ended November 30, 2010.

As a result of the above noted events, we are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value.

On June 20, 2013, we entered into letter of intent for a share exchange transaction and acquisition with Falconridge Oil Ltd. (“Falconridge Ontario”), a province of Ontario corporation, and its shareholders. Pursuant to the terms of the agreement, we have agreed to acquire all 100 issued and outstanding shares of Falconridge Canada’s common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Canada.

Effective July 2, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Ameriwest Petroleum Corp.” to “Falconridge Oil Technologies Corp.” by way of a merger with our wholly-owned subsidiary Falconridge Oil Technologies Corp., which was formed solely for the change of name.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 2, 2013 under the symbol “FROT”.  On July 2, 2013, our stock symbol changed from “AWSS” to “FROT” to better reflect the new name of our company.

On August 2, 2013, we entered into a share exchange agreement with Falconridge Ontario and its shareholders.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 100 issued and outstanding shares of Falconridge Ontario’s common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Ontario.

On August 2, 2013, we closed the share exchange by issuing the required 29,250,000 common shares to the shareholders of Falconridge Ontario.  As a result of the share exchange, Falconridge Ontario is now the wholly-owned subsidiary of our company.  Concurrently, and as a condition to closing the share exchange agreement, Mr. Muran cancelled 18,000,000 shares of our common stock. He received no consideration for the cancellation of his stock.

In connection with the share exchange agreement, we adopted a stock option plan on August 2, 2013 to issue options to purchase up to 10% of the issued and outstanding of our capital stock when the share exchange closed, being 4,875,000 shares (the “Options”), to our board members and management, at an exercise price of $1.50 per share or higher.  When the Options are granted, they vest quarterly over two years from the date of grant and shall expire 24 months from vesting.

Additionally, effective August 2, 2013, we changed our fiscal year end to February 28 and William J. Muran resigned as President, Treasurer, Principal Financial Officer, Principal Executive Officer and Principal Accounting Officer of our company. Concurrently, Mark Pellicane was appointed as a Director, President and Chief Financial Officer and Alfred Vincent Morra was appointed as a Director, Treasurer and Chief Financial Officer of our company.

As a result of the closing of the share exchange agreement with Falconridge Ontario, Falconridge Ontario has become our wholly-owned subsidiary and we now carry on business in the Province of Ontario, Canada. Our company has generated only nominal/insignificant revenues.

Our administrative office is located at 17-120 West Beaver Creek Rd., Richmond Hill, Ontario, Canada L4B 1L2. Our fiscal year end is February 28.

Current Business

We are an oil and gas technology company that specializes in identifying and accessing additional petroleum reserves that are usually left in the ground. Our value proposition is extracting new resources from wells that have been assessed as uneconomic. Most of our projects will involve depleted or low producing assets.  Assets are stimulated utilizing Terra Slicing Technology (“TST”) for maximum effectiveness and productivity, essentially revitalizing the pre-existing well and establishing a flow rate with a significant percentage of its initial production.  Alternatively, TST may be utilized as part of a workover project or procedure.

Using the TST, our company offers operators a lower-cost alternative to drilling a new well, by accessing hydrocarbons currently in the ground within existing low or non-producing wells.  Our goal is to shift the industry and social paradigm away from new drilling and towards increasing efficiency of current extraction in existing well-bores to increase recovery of oil and gas. Thus, when widely applied, TST can add significant reserves to the energy resources of the world.

To date we have performed our TST services on only one well. However, the technology has been in development and use since the early 1990’s.

We will finance projects involving the enhancement and stimulation of pre-existing oil and gas assets such as:

•	Producing well assets;
•	Dead wells;
•	Non-performing well assets; and
•	Low yield assets.

Most projects involve depleted or low producing assets.  Assets are stimulated utilizing TST technology for maximum effectiveness and productivity, essentially revitalizing the per-existing well and establishing a flow rate with a significant percentage of its initial production.  Alternatively, TST may be utilized as part of a workover project or procedure.  We are the exclusive agents of TST in the United Arab Emirates and the exclusive marketing principal of TST, with non-exclusive rights to TST in any geographical region, country, or territory that does not infringe on the territorial rights of any other exclusive arrangement for TST that does not involve us.

Capital outlay and availability will be variable per project.  We tend to operate as an enhancement company and take a share of the hydrocarbon assets as repayment as well as an interest in the form of a gross over-riding royalty on the producing asset.  By applying TST, an operator will retrieve a significant portion of the well reserves still locked in the ground.

Our company assumes a financial risk in the process, with no capital outlay required by the asset holder or lease owner.  Hence if there is no productivity, we bear the cost.  To the well owner, this is a strong value proposition as we are taking an existing non-performing asset, and converting it to a cash flowing asset.

The financial risk we assume is part of our capital program to oil and gas well owner/operators. We understand that many operators cannot afford EORT (enhanced oil recovery techniques) despite the fact that they have assets that could perform at higher levels. Our program is made available to selected clients only after a detailed engineering and geological review of their asset. If we are confirmed that there will be a significant increase in production, then we enter into an agreement with the operator where in return for a GORR (gross overriding royalty) we will provide all the capital necessary to apply the TST technology to their asset. We assume all the financial risk. There will be significant covenants in our agreement with our client, such as the right to audit and the right to replace the operator should we ascertain a default in the agreement. Our program is designed to ensure capital repayment from the GORR within 12 months and then a cashflow uninhibited by operational costs of the well operator for the life of the well.

TST has been designed for deployment in virtually all environments and applications in the oil and gas industry. TST is designed to be applicable on land, or marine environments, and for both oil and gas well applications, in vertical or horizontal formats.

In October 2011, Falconridge Ontario contracted with a third party to perform a workover of a well using TST.  As payment, we received a royalty interest upon completion in February 2012. The value of the royalty interest obtained was fair valued based on our reserve report, which is deemed to be $128,990. We accounted for this royalty interest received as service revenues and capitalized the amount as oil and gas property.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes for the three and six month period ended August 31, 2013 and 2012 that appear elsewhere in this current report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next 12 months we intend to carry on business as an enhanced oil and gas technology company.  We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Consulting Fees for Research and Development	Nil
Engineering	2,000,000
Fixed asset purchases	15,000
Management Consulting Fees	300,000
Professional fees	180,000
Rent	55,000
Sales, Travel and Marketing	120,000
Other general administrative expenses	74,000
Total	2,744,000

We will require funds of approximately $3,000,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $1,401,151 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations for the Three and Six Months Ended August 31, 2013

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Periods Ended August 31, 2013 Compared to the Three Month Ended August 31, 2012  and the Six Month Periods Ended August 31, 2013 Compared to the Six Month Ended August 31, 2012.

	Three Months Ended August 31,				Six Months Ended August 31
	2013		2012		2013		2012

Oil & Gas Revenue		$4,929		$5,083		$10,052		$10,314
Services Revenue	$	Nil	$	Nil	$	Nil		$42,500
General and administrative expenses		$126,007		$85,362		$254,835		$178,322
Depreciation, Amortization and Depletion		$3,153		$6,994		$10,947		$26,257
Gain on disposal of equipment		$(3,428)	$	Nil		$(3,428)	$	Nil
Interest Expense		$2,324		$260		$2,562		$540
Net Loss		$(123,127)		$(87,533)		$(254,864)		$(152,305)

Our net loss for the three months ended August 31, 2013 was approximately $123,127 compared to a net loss of $87,533 during the three months ended August 31, 2012.

Our net loss for the six months ended August 31, 2013 was approximately $254,864 compared to a net loss of $152,305 during the six months ended August 31, 2012.

During the three months ended August 31, 2013, we incurred operating expenses of approximately $129,160 compared to operating expenses of $92,356 during the three months ended August 31, 2012. The increase in operating expenses were generally related to our corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

During the six months ended August 31, 2013, we incurred operating expenses of approximately $265,782 compared to operating expenses of $204,579 during the six months ended August 31, 2012. The increase in operating expenses were generally related to our corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

Our net loss during the three months ended August 31, 2013 and 2012 was $0.00 per share and $0.00, respectively.  The weighted average number of shares outstanding was 32,323,370 for the three month period ended August 31, 2013.

Liquidity and Capital Resources

Working Capital

	August 31, 2013	February 28, 2013

Current Assets	$403,003	$35,892
Current Liabilities	$1,996,983	$1,315,865
Working Capital	$(1,593,980)	$(1,279,973)

Cash Flows

	August 31, 2013	August 31, 2012

Cash Flows from (used in) Operating Activities	$(211,326)		$(136,032)
Cash Flows from (used in) Investing Activities	$16,455	$	Nil
Cash Flows from (used in) Financing Activities	$583,286		$126,943
Net Increase (decrease) in Cash During Period	$388,415		$(9,089)

As of August 31, 2013, our current assets were $403,003 and our current liabilities were $1,996,983 which resulted in working capital deficit of $1,593,980. As of August 31, 2013, current assets were comprised of $391,790 in cash compared to $3,375 in cash at February 28, 2013. As of August 31, 2013, current liabilities were comprised of $1,450,489 in loans from a related party.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2013, net cash flows used in operating activities was $211,326 consisting of a net loss of $254,864 and was offset by changes in working capital.  For the six month period ended August 31, 2012, net cash used in operating activities was $136,032 consisting of a net loss of $152,305 and was offset by changes in operating assets and liabilities (accounts payable and accrued liabilities).

Cash Flows from Investing Activities

For the six months ended August 31, 2013, we had cash provided by investing activities of $16,455.  For the six months ended August 31, 2012, we did not use any cash flows for investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the six months ended August 31, 2013, we generated $583,286 from financing activities.  For the six months ended August 31, 2012, we generated $126,943 from financing activities.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning August 2013) will be approximately $3,000,000 as described in the table above. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our technology to market and acquire oil and gas assets.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We sought equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Going Concern

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred net losses of $1,401,151 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. A complete summary of these policies is included in the notes to our annual report.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Share Exchange Agreement among Falconridge Oil Technologies Corp., Falconridge Oil Ltd. and the Shareholders of Falconridge Oil Ltd. dated August 2, 2013.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008 as Exhibit 3.1).

3.2	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013 as Exhibit 3.1).

3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008 as Exhibit 3.2).

(10)	Material Contracts

10.1
Agreement between Falconridge Oil Ltd. and Meadowbank Asset Management Inc. dated February 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013 as Exhibit 10.1).

10.2	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013 as Exhibit 10.2).

10.3	Services and Gross Overriding Royalty Agreement dated October 7, 2011 (incorporated by reference to our amended registration statement on Form S-1\A filed on October 21, 2013 as Exhibit 10.2).***

(99)	Additional Exhibits

99.1	Reserve Report prepared by Chapman Petroleum Engineering Ltd (incorporated by reference to our amended registration statement on Form S-1\A filed on October 21, 2013 as Exhibit 99.1).***

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended May 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be filed by amendment pursuant to Section 405(a)(2)(ii) of Regulation S-T.

***
Certain parts of these documents have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCORIDGE OIL TECHNOLOGIES CORP.

Date: October 21, 2013	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 21, 2013	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)