Form 10-Q
period 2013-11-30
Falconridge Oil Technologies Corp.
filed 2014-01-21
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

N/A
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

48,750,000 common shares issued and outstanding as of January 21, 2014.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended November 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

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

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at November 30, 2013 and February 28, 2013
(Unaudited)

	November 30,	February 28,
	2013	2013
ASSETS

Current
Cash	$338,719	$3,375
Accounts receivable	14,672	32,517
Total current assets	353,391	35,892

Property & equipment net of accumulated depreciation of $2,344 (2013 - $40,591)	5,471	49,575
Oil and gas properties net of accumulated depletion of $24,901 (2013 - $16,855)	104,089	112,135

Total assets	$462,951	$197,602

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current
Accounts payable	$82,534	$14,496
Accrued liabilities	23,936	20,644
Loan payable - related parties	1,463,291	1,262,403
Obligations under capital lease - current portion)	—	18,322
Loan payable	470,000	—
Total current liabilities	2,039,761	1,315,865
Obligations under capital lease	—	27,924

Total liabilities	2,039,761	1,343,789

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 450,000,000 shares authorized;
48,750,000 and 29,250,000 shares issued and outstanding
as of November 30, 2013 and February 28, 2013	48,750	29,250
Additional paid in capital	(129,073)	(29,150)
Deficit	(1,496,487)	(1,146,287)

Total stockholders' deficit	(1,576,810)	(1,146,187)

Total liabilities and stockholders' deficit	$462,951	$197,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
For the Nine Months Ended November 30, 2013 and 2012
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012

Oil & Gas revenue	$6,470	$5,871	$16,522	$16,185
Services revenue	—	—	—	42,500

	6,470	5,871	16,522	58,685

Expenses
General and administrative	90,830	96,827	345,665	275,149
Depreciation, amortization and depletion	2,947	5,901	13,894	32,158

Total operating expense	93,777	102,728	359,559	307,307

Other income (expense)
Gain on disposal of capital assets	—	—	3,428	—
Interest expense	(8,028)	(291)	(10,591)	(831)

Net loss	$(95,336)	$(97,148)	$(350,200)	$(249,453)
Loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	48,750,000	29,250,000	37,759,091	29,250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended November 30, 2013 and 2012
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	November 30,	November 30,
	2013	2012
Cash flows from operating activities
Net loss	$(350,200)	$(249,453)
Gain on disposal of equipment	(3,428)	—
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	13,894	36,332
Accounts receivable	24,025	(6,342)
Accounts payable	49,352	24,151
Accrued Expenses	(10,842)	2,252
Net cash used in operating activities	(277,199)	(193,060)

Cash flows from investing activities
Cash received on acquisition	16,455
Net cash used in investing activities	16,455	—

Cash flows from financing activities
Advances from related party	196,088	182,648
Loan payable	400,000	—
Net cash from financing activities	596,088	182,648

Net increase	335,344	(10,412)
Cash, beginning of period	3,375	10,990

Cash, end of period	$338,719	$578

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Cash paid during the year for interest	$—	$—

Non-cash investing and financing disclosures:
Capital lease obligation payments made by related party	$4,800	$9,600
Acquisition of Falconridge Oil Technologies	$116,378	$—
Capital lease obligation release by shareholders	$41,684	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended November 30, 2013 and 2012
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

Description of Reverse Merger

On August, 2, 2013, the Company entered into a share exchange agreement with Falconridge Oil Ltd. (hereby referred to as “Falconridge Ontario”) whereby the Company acquired Falconridge Ontario by issuing 29,250,000 common shares in exchange for 100% of Falconridge Ontario shares.  We previously had 37,500,000 shares outstanding and our then-majority shareholder canceled 18,000,000 shares, leaving a post acquisition total of 48,750,000.

Further, pursuant to our agreement with Falconridge Ontario we are to provide:

a) a financing of debt or equity for $1,100,000, which is to close no later than 150 days from the closing of the share exchange and on mutually agreeable terms;

b) complete a private placement in the aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario). As of January 20, 2014, the Company has received $400,000 in cash but has not yet issued the shares in connection therewith; and

c) attempt an equity financing, using our commercially best efforts using our commercially best efforts, of up to $6,000,000 for 4,000,000 units (each, a “UNIT”) at a price of no less than $1.50 per Unit. Each unit will consist of one common share in our capital stock and one-half of one whole warrant (each one whole warrant, a “FINANCING WARRANT”). Each Financing Warrant shall be exercisable into one share of our common stock at a price of no less than $3.00 per share for a period of 24 months from the date of issuance of the Financing Warrants. As a term to the Equity Financing, any party, who is successful in raising funds, with respect to the Equity Financing, from a private investor shall earn a cash commission of 7% and a commission of 5% payable in warrants (each, a “Commission Warrant”). Each Commission Warrant shall have the same terms as the Financing Warrants. If we are unable to complete the Equity Financing, then we may offer to Falconridge Ontario to complete a financing of up to $6,000,000 that may include debt, preferred shares of our company or a combination of the foregoing.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended November 30, 2013 and 2012
(Unaudited)

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

2.           Going Concern

As shown in the accompanying financial statements, we have incurred net losses of $1,496,487 since inception.  This condition raises substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.           Related party payable – First World Trade Corporation

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at November 30, 2013, FWT has advanced the Company $1,439,862 (2013 - $1,262,403) to fund operating costs and shared expenses. The loan is non-interest bearing and without specific terms of repayment.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Falconridge Oil Technologies Corp., and our wholly owned subsidiary, Falconridge Oil Ltd. an Ontario, Canada corporation, unless otherwise indicated.

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

On June 20, 2013, we entered into letter of intent for a share exchange transaction and acquisition with Falconridge Oil Ltd., an Ontario, Canada corporation (“Falconridge Ontario”), and its shareholders. Pursuant to the terms of the agreement, we agreed to acquire all 100 issued and outstanding shares of Falconridge Ontario’s common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Ontario.

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

Further, pursuant to the share exchange agreement, we are required to:

(a)	provide to Falconridge Ontario a financing of debt or equity for $1,100,000, which is to close no later than 150 days from the closing of the share exchange and on mutually agreeable terms;

(b)	complete a private placement of an aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario); and

(c)
complete an equity financing, using our commercially best efforts, of up to $6,000,000 for 4,000,000 units at a price of no less than $1.50 per unit. Each unit will consist of one common share in our capital stock and one-half of one whole warrant (each one whole warrant, a “Financing Warrant”).  Each Financing Warrant shall be exercisable into one share of our common stock at a price of no less than $3.00 per share for a period of 24 months from the date of issuance of the Financing Warrants. As a term to the equity financing, any party, who is successful in raising funds, with respect to the equity financing, from a private investor shall earn a cash commission of 7% and a commission of 5% payable in warrants (each, a “Commission Warrant”). Each Commission Warrant shall have the same terms as the Financing Warrants. If we are unable to complete the equity financing, then we may offer to Falconridge Ontario to complete a financing of up to $6,000,000 that may include debt, preferred shares of our company or a combination of the foregoing.

We may be unable to secure any debt and/or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, although we agreed to complete the above financings, where we are unable to complete any of the financings in the agreement, there will not be any real consequences on the parties of the agreement. The value of the agreement to provide such financings is the use commercially best efforts to fulfill the financings and demonstrating the need for financings to occur for our business to be successful.

We were not able to raise any of the financings pursuant to the share exchange agreement.

In August 2013, we were loaned $400,000 from an unrelated party. There is no written agreement for this loan, no specific terms and the amount is due on demand.

On August 2, 2013, we closed the share exchange by issuing the required 29,250,000 common shares to the shareholders of Falconridge Ontario. As a result of the share exchange, Falconridge Ontario is now the wholly-owned subsidiary of our company. Concurrently, and as a condition to closing the share exchange agreement, Mr. Muran, a director and officer of our company, cancelled 18,000,000 shares of our common stock. He received no consideration for the cancellation of his stock.

In connection with the share exchange agreement, we adopted a stock option plan on August 2, 2013 to issue options to purchase up to 10% of the issued and outstanding of our capital stock when the share exchange closed, being 4,875,000 shares, to our board members and management, at an exercise price of $1.50 per share or higher. When the options are granted, they will vest quarterly over two years from the date of grant and shall expire 24 months from vesting. We have not granted any options as of the date of this report.

Additionally, effective August 2, 2013, we changed our fiscal year end to February 28 and William J. Muran resigned as president, treasurer, principal financial officer, principal executive officer and principal accounting officer of our company. Mr. Muran remains as director and secretary of our company. Concurrently, Mark Pellicane was appointed as a director, president and chief financial officer and Alfred Vincent Morra was appointed as a director, treasurer and chief financial officer of our company.

As a result of the closing of the share exchange agreement with Falconridge Ontario, Falconridge Ontario has become our wholly-owned subsidiary and we now carry on business in the Province of Ontario, Canada. Our company has generated only some revenues.

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

Most projects involve depleted or low producing assets. Assets are stimulated utilizing TST technology for maximum effectiveness and productivity, essentially revitalizing the per-existing well and establishing a flow rate with a significant percentage of its initial production. Alternatively, TST may be utilized as part of a workover project or procedure. We are the exclusive agents of TST in the United Arab Emirates and the exclusive marketing principal of TST globally, with non-exclusive rights to TST in any geographical region, country, or territory that does not infringe on the territorial rights of any other exclusive arrangement for TST that does not involve us. Further, we may only implement TST in certain areas around the world where we have a revenue interest in a property for which TST is applied (eg. a gross over-riding royalty, override, working interest, revenue share, or share in some form of the hydrocarbon extraction from the property, contract, lease, or client).

Capital outlay and availability will be variable per project. Our intended business plan is to operate as an enhancement company and take a revenue interest in properties for which TST is applied as repayment as well as an interest in the form of a gross over-riding royalty on the producing asset. By applying TST, an operator will retrieve a significant portion of the well reserves still locked in the ground.

Our company assumes a financial risk in the process, with no capital outlay required by the asset holder or lease owner. Hence if there is no productivity, we bear the cost. To the well owner, this is a strong value proposition as we are taking an existing non-performing asset, and converting it to a cash flowing asset.

The financial risk we assume is part of our capital program to oil and gas well owner/operators. We understand that many operators cannot afford EORT (enhanced oil recovery techniques) despite the fact that they have assets that could perform at higher levels. Our program is made available to selected clients only after a detailed engineering and geological review of their asset. If we confirm that there will be a significant increase in production, then we will enter into an agreement with the operator where in return for a GORR (gross overriding royalty) we will provide all the capital necessary to apply the TST technology to their asset. We assume all the financial risk. There will be significant covenants in our agreement with our client, such as the right to audit and the right to replace the operator should we ascertain a default in the agreement. Our program is designed to ensure capital repayment from the GORR within 12 months and then a cashflow uninhibited by operational costs of the well operator for the life of the well.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes for the three and nine month period ended November 30, 2013 and 2012 that appear elsewhere in this current report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report.

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

As shown in the accompanying financial statements, we have incurred net losses of $1,496,487 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations for the Three and Nine Months Ended November 30, 2013 and 2012

Our financial statements have been prepared assuming that we will continue as a going concern and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Periods Ended November 30, 2013 Compared to the Three Month Ended November 30, 2012 and the Nine Month Periods Ended November 30, 2013 Compared to the Nine Month Ended November 30, 2012.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2013		2012		2013		2012

Oil & Gas Revenue		$6,470		$5,871		$16,522	$16,185
Services Revenue	$	Nil	$	Nil	$	Nil	$42,500
General and administrative expenses		$90,830		$96,827		$345,665	$275,149
Depreciation, Amortization and Depletion		$2,947		$5,901		$13,894	$32,158
Gain on disposal of capital assets		Nil		Nil		3,428	Nil
Interest Expense		$8,028		$291		$10,591	$831
Net Loss		$(95,335)		$(97,148)		$(350,200)	$(249,453)

Our net loss for the three months ended November 30, 2013 was $95,335 compared to a net loss of $97,148 during the three months ended November 30, 2012.

Our net loss for the nine months ended November 30, 2013 was $350,200 compared to a net loss of $249,453 during the nine months ended November 30, 2012.

During the three months ended November 30, 2013, we incurred operating expenses of $93,777 compared to operating expenses of $102,728 during the three months ended November 30, 2012. The decrease in operating expenses were generally related to our corporate overhead, financial and administrative contracted services, such as legal and accounting costs and a decrease in depreciation, amortization and depletion.

During the nine months ended November 30, 2013, we incurred operating expenses of $359,559 compared to operating expenses of $307,307 during the nine months ended November 30, 2012. The increase in operating expenses were generally related to our corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

Our net loss during the three months ended November 30, 2013 and 2012 was $0.00 per share and $0.00, respectively. The weighted average number of shares outstanding was 48,750,000 for the three month period ended November 30, 2013.

Our net loss during the nine months ended November 30, 2013 and 2012 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 37,759,091 for the nine month period ended November 30, 2013.

Liquidity and Capital Resources

Working Capital

	November 30, 2013	February 28, 2013

Current Assets	$353,391	$35,892
Current Liabilities	$2,039,761	$1,315,865
Working Capital	$(1,686,370)	$(1,279,973)

Cash Flows

	Nine Months ended November 30, 2013	Nine Months ended November 30, 2012

Cash Flows from (used in) Operating Activities	$(277,199)		$(193,060)
Cash Flows from (used in) Investing Activities	$16,455	$	Nil
Cash Flows from (used in) Financing Activities	$596,088		$182,648
Net Increase (decrease) in Cash During Period	$335,344		$(10,412)

As of November 30, 2013, our current assets were $353,391 and our current liabilities were $2,039,761 which resulted in working capital deficit of $1,686,370. As of November 30, 2013, current assets were comprised of $338,719 in cash and $14,672 in accounts receivable compared to $3,375 in cash and $32,517 in accounts receivable at February 28, 2013. As of November 30, 2013, current liabilities were comprised of $82,534 in accounts payable, $23,936 in accrued liabilities, $1,463,291 in loans from related parties and $470,000 in loans payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2013, net cash flows used in operating activities was $277,199 consisting of a net loss of $350,200 and was offset by changes in operating assets and liabilities (accounts payable and accrued liabilities). For the nine month period ended November 30, 2012, net cash used in operating activities was $193,060 consisting of a net loss of $249,453 and was offset by changes in operating assets and liabilities (accounts payable and accrued liabilities).

Cash Flows from Investing Activities

For the nine months ended November 30, 2013, we had cash provided by investing activities of $16,455. For the nine months ended November 30, 2012, we did not use any cash flows for investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the nine months ended November 30, 2013, we generated $596,088 from financing activities. For the nine months ended November 30, 2012, we generated $182,648from financing activities.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning December 2013) will be approximately $3,000,000 as described in the table above. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

As shown in the accompanying financial statements, we have incurred net losses of $1,496,487 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. A complete summary of these policies is included in the notes to our quarterly report, included herein.

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

10.2	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013 as Exhibit 10.2).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
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

FALCORIDGE OIL TECHNOLOGIES CORP.

Date: January 21, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 21, 2014	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)