Form 10-K
period 2014-02-28
Falconridge Oil Technologies Corp.
filed 2014-06-13
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [             ]

Commission file number 000-54253

Falconridge Oil Technologies Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-0266164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17-120 West Beaver Creek Rd., Richmond Hill, Ontario, Canada	L4B 1L2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (905) 771-6551

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 49,016,667 common shares as of June 2, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

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

Corporate Background

We were incorporated on May 30, 2007 under the name Ameriwest Minerals Corp. On December 23, 2010, we changed our name to Ameriwest Petroleum Corp. by way of a merger with our wholly-owned subsidiary Ameriwest Petroleum, which was formed solely for the change of name. We were an exploration stage corporation. Our company carried out the first phase of exploration on the Key 1-4 Mineral Claims, SW Goldfield Hills Area, Esmeralda County, Nevada, USA. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and we allowed the claim to lapse in September 2009.

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

On June 20, 2013, we entered into letter of intent for a share exchange transaction and acquisition with Falconridge Ontario and its shareholders. Pursuant to the terms of the agreement, we have agreed to acquire all 100 issued and outstanding shares of Falconridge Ontario’s common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Ontario.

Effective July 2, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed our name from “Ameriwest Petroleum Corp.” to “Falconridge Oil Technologies Corp.” by way of a merger with our wholly-owned subsidiary Falconridge Oil Technologies Corp., which was formed solely for the change of name.

The name change became effective with the OTCBB at the opening of trading on July 2, 2013 under the symbol “FROT”. On July 2, 2013, our stock symbol changed from “AWSS” to “FROT” to better reflect the new name of our company.

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

We may be unable to secure any debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, although we agreed to complete the above financings, where we are unable to complete any of the financings in the agreement, there will not be any real consequences on the parties of the agreement. The value of the agreement to provide such financings is the use commercially best efforts to fulfill the financings and demonstrating the need for financings to occur for our business to be successful.

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

Additionally, effective August 2, 2013, we changed our fiscal year end to February 28 and William J. Muran resigned as president, treasurer, principal financial officer, principal executive officer, and principal accounting officer of our company. Concurrently, Mark Pellicane was appointed as a director, president and chief financial officer and Alfred Vincent Morra was appointed as a director, treasurer and chief financial officer of our company.

As a result of the closing of the share exchange agreement with Falconridge Ontario, Falconridge Ontario has become our wholly-owned subsidiary and we now carry on business in the Province of Ontario, Canada. Our company has generated only some revenue.

On February 7, 2014, our company removed William Muran as our corporate secretary. As a result of his removal, Mr. Muran will no longer be an agent (or have signing authority on behalf) of our company. Concurrently, our company appointed Alfred V. Morra as corporate secretary. Mr. Morra has served as our chief financial officer and a director of our company since August 2, 2013.

On March 12, 2014, we appointed Carl Meaney as a member of our company’s board of directors.

Our administrative office is located at 17-120 West Beaver Creek Rd., Richmond Hill, Ontario, Canada L4B 1L2. Our fiscal year end is February 28.

Business Overview

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

To date we have performed our TST services on only two wells.

We will finance projects involving the enhancement and stimulation of pre-existing oil and gas assets such as:

•	Producing well assets;
•	Dead wells;
•	Non-performing well assets; and
•	Low yield assets.

Most projects involve depleted or low producing assets. Assets are stimulated utilizing TST technology for maximum effectiveness and productivity, essentially revitalizing the per-existing well and establishing a flow rate with a significant percentage of its initial production. Alternatively, TST may be utilized as part of a workover project or procedure. We are the exclusive agents of TST in the United Arab Emirates and the exclusive marketing principal of TST globally, with non-exclusive rights to TST in any geographical region, country, or territory that does not infringe on the territorial rights of any other exclusive arrangement for TST that does not involve us. Further, we may only implement TST in certain areas around the world where we have a revenue interest in a property for which TST is applied (e.g. a gross over-riding royalty, override, working interest, revenue share, or share in some form of the hydrocarbon extraction from the property, contract, lease, or client).

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

In October 2011, Falconridge Ontario contracted with a third party to perform a workover of a well using TST. As payment, we received a royalty interest upon completion in February 2012. The value of the royalty interest obtained was fair valued based on our reserve report, which is deemed to be $128,990. We accounted for this royalty interest received as service revenues and capitalized the amount as oil and gas property. Falconridge performed its services on a second well in December of 2013. Our technology again proved its ability to slice into the formation with significant success. However, despite the successful demonstration of the TST’s ability the well has to date only produced a significant amount of water.

Technologies and Products Overview

We are the exclusive agents of TST in the United Arab Emirates and the exclusive marketing principal of TST globally, with non-exclusive rights to TST in any geographical region, country, or territory that does not infringe on the territorial rights of any other exclusive arrangement for TST that does not involve us. Further, we may only implement TST in certain areas of the world where we have a revenue interest in a property for which TST is applied (e.g. a gross over-riding royalty, override, working interest, revenue share, or share in some form of the hydrocarbon extraction from the property, contract, lease, or client).

Terra Slicing:

TST is the most advanced completion water jetting technology today. TST uses high pressure (5000 psi) abrasive slurry to cut two perpendicular slices, through casing and cement, and deep into the formation. Two vertical windows, each going out 6 to 15 feet, about 1 to 3 inches wide, and as vertically tall as necessary. Optionally, Terra Slicing can orient the down hole machine, inject chemical reagents, and create fractures. Terra Slicing eliminates near-well bore compaction, cleans formation and increases permeability, creates pressure drop in near-well bore zone and vertical permeability that does not exist naturally. TST is very different from shaped charge perforation because it is a cutting procedure. No explosion, or burning, or scarring, or lamination.

TST is a patented oil and gas completion technology that increases production of under-performing oil and gas assets by excavation, cutting through damaged zones, increasing permeability, creating non-existent vertical permeability, avoiding damage caused by perforation, increases the drainage area, and is safer than a frac.

As TST does not pressurize the formation but only uses water pressure to create a hydro slice into the formation there is no risk of a fracture or disruption to the natural water table of increase in tectonic stresses. Further, hydraulic fracturing is a contentious environmental and health issue globally resulting moratoriums and bans of the practice. In comparison, TST has not been banned in any country or criticized due to concerns over environmental or health safety concerns.

TST can be used in almost any situation with high risk wells and is the only tool that can work in less than 5% porosity/permeability. Additionally,

TST may be utilized when there is poor pressure regime around the well bore. Conventional drilling and completion technologies cause high pressure, low permeable area to form around the well bore. Often conventional drilling and completion technologies also damage the near-well bore zone.

Further, TST re-distributes stress. Conventional drilling and completion technologies cause high pressure, low permeable area to form around the well bore. Often conventional drilling and completion technologies also damage the near-well bore zone.

Data Analysis:

Data analysis is the first stage in applying the TST process. By examining the well data and historical performance, our engineers are able to approximate the yield and net result of the technology application. This analysis phase of the project is what our staff will use to determine the financial feasibility of the project.

Safe and Proven Technology:

TST is now in its GEN-3 phase utilizing advancements in metallurgy and engineering technologies to make the application that much more efficient than previous generations of TST. The technology is safe with predictable and measurable results. TST may be used predictably and safely in many oil or gas wells.

Well Requirements:

Most important for the applicability of TST to a well are the well logs, any data files, and production history, formation, reserve, and reservoir details. As with any project, the more knowledge the TST engineers can study, the more accurate the results. Virtually any well can be enhanced, and the TST engineers can determine if a project is viable by examining the well data and past production. The following is a comprehensive “wish list” of useful data which can be provided to enhance application of TST to a given asset. We recognize that often much of the data is unavailable, however what can be provided will assist the engineers in evaluating a target property.

A.	Geological / Geophysical:

1.	Rock type, rock analysis, sample of rock for destructive testing is desirable.
2.	Hydrocarbon analysis, including viscosity, sour chemicals, scale, asphaltenes, paraffins.
3.	Water analysis, including specific conductivity and mineral, salt and trace metals content.
4.	Every and all logs run on well, at any point in time in history of well, including electric / resistivity (DIL), neutron porosity/density (CDNL), mud, oxygen, sonic, computer log, etc.
5.	Temperature of target interval(s), but a temperature log is helpful.
6.	Isopach map or other contour map or other seismic data interpretation (top and bottom).
7.	Porosity stress matrix or tectonic stress data.
8.	Initial and current reservoir pressure.

B.	Engineering:

Drilling:

1.	Drilling / daily reports or drilling summary.
2.	Bit type(s), size, speed, bore hole characteristics.

3.	Composition, pressure balance, pH, weight, working muds / fluids / chemicals used, etc.
4.	MWD data if available.
5.	LWD data if available.
6.	Deviation – slope and orientation of target interval.

Cased Hole:

1.	Casing type, size, grade, centralizers, etc.
2.	CCL (we do not like to slot through joints and this will tell us where they are).
3.	Cement type, amount, mix, cement bond log if available.

Open Hole:

1.	Rock stability analysis if any.
2.	Casing liner, gravel pack type, size, grade, centralizers, if any.

Completion:

1.	Treatment reports – type of treatment – perforation, stimulation details – shot, acid, frac etc.
2.	Frac report details – quantities and compositions of materials, rates, pressures, times, etc.
3.	Flow testing or other testing – all results, methods of testing, esp. testing by stages, if any.
4.	Reports for 1 – 3 (Completion) for all subsequent re-works or re-stimulation efforts.
5.	Down-hole Logistics.
6.	Down-hole production equipment and surface production equipment.
7.	Well-bore diagram.

C.	Production Drilling:

1.	All records for rates, pressures – all fluids (including gases), on daily or weekly basis, if possible.
2.	Balancing and/or overproduction status that occurred at any time.

D.	Independent Analysis

1.	Any independent calculations – drainage radius, gross/net pay thickness, pay/acre.
2.	Independent reservoir analysis or model if available, including initial reservoir pressure, skin factor, permeability, in-place hydrocarbons, drainage area, etc.
3.	Any other notable geological / geophysical, engineering, or operational details.
4.	Any decline rate analysis, by stage if possible, and not by commingled production.
5.	Any previous life projections or analysis, by material balance or decline curve.
6.	Reserve to production ratio or analysis.
7.	All analysis to include calculations, please.

Centrator

We use a device called a centrator to orient the tool according to any depth, vector, or angle. TST is very accurate and reliable. The centrator ensures the cut is perpendicular to the maximum stresses of the porosity matrix.

Chemical Slot Expansion

At this point in the procedure, permeability is already 15 to 20 times higher than before. Now, we can insert chemistry directly into the window cavities if necessary, to further increase permeability. Note – we only use slurry and chemicals that are absolutely safe for the wells geology.

Risks and Costs

Risks of failing to cut are minimal, even for multiple casings and cement, as the equipment is designed for deep cuts. Cutting and orientation ability can be demonstrated on the surface prior to starting the job. Depending on size, depth, number of terra-slices, and complexity of the job, costs are variable. However, we provide an economic model outlining the cost benefits analysis. Risk and cost can be reduced further by consulting with our experienced engineering and geological team.

What we do:

1.	We start with an existing oil and gas asset.
2.	TST cuts away several tons of rock in two directions in the wells performance or “pay” zone(s). When we do this, we remove the compression around the well-bore, and move it to the tips of the slots.
3.	We can then insert chemistry to clean the near-well-bore zone to ensure maximum productivity (optional).
4.	Permeability at the lateral sides of these windows increases to 15 times what exists in nature. Permeability at the tips goes to zero.
5.	What the well becomes is a new structure that is not a 5½ inch radius any more, but a radius between 10 and 20 feet wide in the target interval.
6.	Manage and refinance assets.
7.	Purchase additional assets and repeat the process.
8.	Capital at risk secured by assets and production.

This allows the well to access reserves far beyond what was previously accessible. An oil and gas project’s low production goes way up. A dead well becomes revived. We can enhance productivity, increase revenue, and extend the life of current oil and gas assets.

Terra-Seal:

The Terra-Seal machine is the only down-hole tool that can be per-programmed to control itself at down-hole point of engagement and not at surface, including azimuth orientation. This is a big advantage over competing technologies. Terra-Seal is a patented abrasive jet cutting completion process to cut smoothly through casing with high-pressure slurry (up to four or more casings).

Terra-Seal is designed to excavate vertical windows in the cement and deep into near well-bore rock in two 180o-phased directions (up to four sets).

The application of Terra-Seal is ideal in any cement squeeze repair of bad casing; new well completion; secondary recovery of oil or gas production from depleted zones; or where previous completion or fracturing was unstable or ineffective; any open-hole or cased wells that have low permeability, low porosity, high pressure, near-well-bore damage, or other production problems; can be run in vertical or horizontal wells; also to improve water-cut and increase production.

Benchmarking:

•	Reservoir engineering, numerical modeling, completion engineering design, economic evaluation, casing/rock analysis.
•	Cut dimensions are calibrated beforehand.
•	Real-time digital monitoring provided.
•	Orientation tool field-tested, high accuracy.
•	Confirm final measurements with cutting returns and DHV or well test logging.

Markets and Market Penetration

Market Size

Currently there are numerous assets available for acquisition in the North American market. These are represented by oil and gas brokers, agents, and regional land men. Assets are opportunistic and constantly coming on and off the market. Many acquisitions are by closed bid through agents and brokers of the property / leases. There are an abundance of properties available through local oil and gas brokers, land men. General information may be reviewed for many of the assets for a preliminary evaluation of TST feasibility and implementation. Detailed analysis and in-house engineering due diligence may only be accomplished once proof of funds is provided. For the purposes of our business, asset availability is plentiful and we are able to evaluate the assets prior to any financial commitment.

Market Segments and Competitive Landscape

Our business is directed at formerly producing oil and gas projects that have potential for sole or joint venture enhancement using TST. Financial feasibility is key. We will not work in a completely depleted reservoir or one with a 95% water cut as the financial viability would make the project unfeasible. TST performance is exceptionally significant in assets with tight formations, high pressure, and low permeability, where standard stimulation and enhancement procedures would show minimal results.

Given the current state of the market, we will give preference to oil assets over gas assets. However we will review all types of assets on a case by case basis.

There currently are several different methods of enhanced oil recovery including steam flood and water flood injection and hydraulic fracturing.

The total undeveloped US domestic oil resources still in the ground total more than 1 trillion barrels (160 km3), most of it remaining unrecoverable. The Department of Energy estimates that if the enhanced oil recovery potential were to be fully realized, state and local treasuries would gain $280 billion in revenues from future royalties, severance taxes, and state income taxes on oil production, aside from other economic benefits.

Product Marketing and Communications

Our company has developed contractual relationships globally in the course of our usual business for deployment of its technology, specifically in UAE, and Egypt, and is exploring further relationships in Oman and Brazil, and is further open to deployment globally.

Our company’s marketing strategy is focused on identifying market opportunities and customer needs and marketing communications to build awareness within market segments. We expect that marketing communications will encompass trade shows addressing oil and gas extraction.

Material Contracts

On February 17, 2011, Falconridge Ontario entered into an agreement with Meadowbank Asset Management Inc. Pursuant to this agreement, Meadowbank will attempt to source properties for the implementation of our technology. As a term to the agreement, Falconridge Ontario agreed to remunerate Meadowbank where:

1.
Falconridge Ontario is required to finance the technology implementation, then Meadowbank will be entitled to 10% of total gross revenue earned by Falconridge from the establishment of relationships and target from Meadowbank after initial expenses of enhancement or implementation are recovered from the property; or

2.	Falconridge Ontario is not required to finance the technology implementation, then Meadowbank will be entitled to:

a.	20% of total gross revenue earned by Falconridge from the establishment of relationships and target from Meadowbank; and
b.	10% of any up-front fees charged for the implementation of the technology.

In October 2011, we contracted with a third party to perform a workover of a well using TST. As payment, we received a royalty interest upon completion in February 2012. The value of the royalty interest obtained was fair valued based on our reserve report, which is deemed to be $128,990. We accounted for this royalty interest received as service revenues and capitalized the amount as oil and gas property.

On October 1, 2012, we entered into a licensing agreement with HydroSlotter Corporation of Canada (“HSC”). Pursuant to this agreement, we became the exclusive marketing agent for TST from HSC in the United Arb Emirates. Additionally, we are the exclusive marketing principal throughout the world of TST in any region that HSC does not already have exclusive arrangements for. In consideration of these rights, we paid a fee to HSC.

After a term of 14 months, this agreement was to terminate with 30 days of advance notice. As of December 1, 2013, this agreement was renewed and continues on a year to year basis as neither party received notice of termination of this agreement.

Intellectual Property

We assert common law trademark rights for the names “Terra-Seal” and “TerraSlicing” in the field of oil and gas production. Common law trademark rights are enforceable in provincial courts in Canada, and may be asserted against those who appropriate, dilute or damage the goodwill of our business by using the same or similar trade-names or trademarks. Unlike statutory trademark rights, which are acquired by registration and provide nation-wide protection, common law trademark rights are acquired automatically and provide protection only in the jurisdiction where a business uses a name or logo in commerce. We intend to rely on common law trademark protection until such time as we deem it economical for our business to register our trade-names or trademarks.

Further, the terms “TerraSlicing”, “TerraSeal”, “TST” and “TSS” are deemed to be our intellectual property.

We have not registered for the protection of any rights under trademark, patent, or copyright in any jurisdiction.

Our logos:

Our internet site is located at www.falconridgeoil.com.

Government Regulation

Our operations are subject to numerous federal, state and local laws and regulations in the United States and Canada in areas such as oil and gas regulation, consumer protection, government contracts, trade, environmental protection, labor and employment, tax, licensing and others. For example, in the U.S., most states have oil and gas laws and regulations directed specifically toward our industry, including environmental laws. In certain jurisdictions, we will have to obtain licenses or permits in order to comply with standards governing environmental regulations and oil and gas extraction.

The oil and gas industry is also subject to requirements, codes and standards imposed by various insurance, approval and listing and standards organizations. Depending upon the type of oil and gas asset and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.

Amount Spent on Research and Development the Last Two Fiscal Years

We have not spent any money during each of the last two fiscal years on research and development activities.

Employees and Employment Agreements

Each of our directors and officers is a full-time employee and currently devotes about 100% of their time to our operation.

Agreement with Mark Pellicane:

On February 7, 2014, we entered into an agreement with Mark Pellicane, the president, chief executive officer and a director of our company, for a term of at least one year. Pursuant to this agreement, Mr. Pellicane is to serve as our president and chief executive officer and to be in charge of the day-to-day administration of our company including corporate structuring, overseeing the formation of contracts and agreements between operating entities and potential partners, oversight of senior management personnel, and assist in capital raises for projects where necessary. As compensation for his services to us, Mr. Pellicane will be paid $7,500 per month by our company. At Mr. Pellicane’s discretion, this compensation may be deferred until a later time and accrue as such. Furthermore, at the sole discretion of Mr. Pellicane, any compensation owing to Mr. Pellicane may be satisfied by the issuance of our common stock. The value of such common stock will be the lesser of:

(a)	stock trading value on the day the compensation becomes due;
(b)	stock trading value on the day the request is made for accrued payment; or
(c)	independent valuation of the outstanding corporate shares independent of current trade value.

Additionally, if Mr. Pellicane’s agreement is terminated by us, he will be entitled to 14 months of severance for each year served under this agreement. Pursuant to a directors’ resolution of our company, this agreement is deemed to have been effective as of August 14, 2013.

Agreement with Alfred V. Morra:

On February 7, 2014, we entered into an agreement with Alfred V. Morra, the corporate secretary, treasurer, chief financial officer and a director of our company, for a term of at least one year. Pursuant to this agreement, Mr. Morra is to serve as our corporate secretary, treasurer and chief financial officer and to assist at an executive level in the day-to-day administration, operations, of our company including corporate structuring, overseeing the formation of contracts and agreements between operating entities and potential partners, oversight of projects and implementation of TST, and the operating agreements between our company and service suppliers. As compensation for his services to us, Mr. Morra will be paid $7,500 per month by our company. At Mr. Morra’s discretion, this compensation may be deferred until a later time and accrue as such. Furthermore, at the sole discretion of Mr. Morra, any compensation owing to Mr. Morra may be satisfied by the issuance of our common stock. The value of such common stock will be the lesser of:

(a)	stock trading value on the day the compensation becomes due;
(b)	stock trading value on the day the request is made for accrued payment; or
(c)	independent valuation of the outstanding corporate shares independent of current trade value.

Additionally, if Mr. Morra’s agreement is terminated by us, he will be entitled to 14 months of severance for each year served under this agreement. Pursuant to a directors’ resolution of our company, this agreement is deemed to have been effective as of August 14, 2013.

Except as disclosed below, we presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. Except for our stock option plan, which no options have been issued, there are presently no personal benefits available to our officers and directors.

We had one other employee, Mark Nowak, who was compensated $60,000 per annum in 2013. We did not have a written employment agreement with this employee and his employment with us ended in October 2013.

Mr. Morra receives benefits through a third party for which the company pays approximately $238 in addition to his salary (as a salary or business expense). Mark Pellicane receives spousal employment / family benefits and does not book the expense to our company.

Enforceability of Civil Liabilities Against Foreign Persons

It may be difficult to bring and enforce suits against our management in the United States as they are citizens of Canada. Our company, however, is incorporated in the State of Nevada. Cash and our material contracts are our only assets.

Item 1A. Risk Factors

The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and, as at February 28, 2014, have incurred a net loss of $1,603,763 since our inception on May 7, 2010. Our business operations began in 2010 and have resulted in net losses in each year. We have generated only nominal revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future. Our profitability will require the successful commercialization and sales of our planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended February 28, 2014 and February 28, 2013 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the years ended February 28, 2014 and February 28, 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We could face intense competition, which could result in lower revenues and higher expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers. In order to compete effectively in the enhanced oil and gas recovery industry, we must continually design, develop implement and market new and enhanced technologies and strategies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace. Enhanced oil and gas recovery technologies have not achieved widespread commercial acceptance in Canada and our strategy of expanding our enhanced oil and gas recovery business could adversely affect our business operations and financial condition.

Further, we expect to derive over a significant amount of revenue from oil and gas assets, which are often non-standard, involve competitive bidding, and may produce volatility in earnings and revenue.

Our plan to pursue oil and gas assets in international markets may be limited by risks related to conditions in such markets.

We are governed by only three persons serving as directors and officers which may lead to faulty corporate governance.

We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel. We will have to compete with other companies both within and outside the oil and gas industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to fulfill our contractual obligations (as noted in our audited financial statements), continue development of our planned products to meet market evolution, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled professionals in the oil and gas industry and adequate funds in a timely manner.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have achieved some revenues and have limited significant tangible assets. There can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on the successful marketing and implementation of our Terra Slicing Technology (“TST”) service, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the uncertainties arising from the absence of a significant operating history. We may be unable to complete the marketing and implementation of our TST service and operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the early stages. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We are affected by certain law and governmental regulations which could affect international operations of our oil and gas assets.

While our TST service has been approved in certain countries, failure to gain compliance would limit international operations. In addition, future government regulations concerning environmental issues could have an adverse effect on market acceptance or cause time delays or additional costs to meet requirements.

To the best of our knowledge, there are no laws or governmental regulations which would prohibit the use of TST in our target countries (i.e. United Arab Emirates, Oman, Egypt, or Brazil). Use of our technology is only subject to local operator/owner approval. Where we may be restricted as to the introduction of our technology in foreign countries relates only to local governmental regulations which may require the establishment of a corporate entity in the subject country, of which we may decide against due to costs and lack of corporate control of that new entity.

If our intellectual property is not adequately protected, then we may not be able to compete effectively and we may not be profitable.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any TST and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our license to use TST which is renewed every year unless there is thirty days of notice by either party. If any of our competitor’s copies or otherwise gains access to TST or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and market demands. As a result, our service and technology may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate market demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry or governmental standards.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCBB quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading volume of our common shares has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our board of directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

As we are listed on the Over-the-Counter Bulletin Board quotation system, our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the OTCBB. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the OTCBB. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTCBB listing of our common stock. If we are unable to maintain our listing on the OTCBB, the market liquidity of our common stock may be severely limited.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the Financial Industry Regulatory Authority (“FINRA”), have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a public company.

As a public company, we will incur significant legal, accounting and other expenses that Falconridge Ontario did not incur as a private company prior to the private placement financing and share exchange.

Our business will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 17-120 West Beaver Creek Rd., Richmond Hill, Ontario, Canada L4B 1L2. Our telephone number is (905) 771-6551. We pay rent of approximately $4,250 per month for the use of this space.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCBB under the trading symbol “FROT”. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The first trade of our shares was on September 9, 2013.

OTC Bulletin Board(1)
Quarter Ended	High	Low
February 28, 2014	$1.85	$1.05
November 30, 2013	$1.90	$0.30
August 31, 2013(2)	$0.00	$0.00

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	There were no trades during this period. The first trade of our shares was on September 9, 2013.

As of June 2, 2014, we have 15 shareholders of record. As of such date, 49,016,667 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2014.

Equity Compensation Plans

On August 2, 2013, our directors approved the adoption of our 2013 Stock Option Plan which permits our company to grant up to 4,875,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Awards under our 2013 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

As of February 28, 2014, we do not have any outstanding stock options.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended February 28, 2014.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2014 and 2013.

Our operating results for the years ended February 28, 2014 and 2013 are summarized as follows:

	Year Ended
	February 28,
	2014	2013

Revenues	$19,029	$63,635
Operating expenses	$474,608	$415,554
Interest expense (income)	$1,897	$(1,122)
Net loss	$(457,476)	$(353,041)

Revenues for the year ended February 28, 2014 were $19,029 as compared to $63,635 for the comparative period in 2013. The $44,606 decrease in our revenues is primarily due to a decrease in our oil and gas revenue.

Expenses

Our operating expenses for the years ended February 28, 2014 and 2013 are outlined in the table below:

	Year Ended
	February 28,
	2014	2013

Oil and gas revenue	$19,029	$21,135
Service revenue	$0	$42,500
Total operating expenses	$474,608	$415,554
Interest expense (income)	$1,897	$(1,122)
Net loss	$(457,476)	$(353,041)

Our net loss for the year ended February 28, 2014 was $457,476 compared to a net loss of $353,041 during the year ended February 28, 2013.

During the year ended February 28, 2014, we incurred operating expenses of $474,608 compared to operating expenses of $415,554 during the year ended February 28, 2013. The increase/ in operating expenses were generally related to our corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

Our net loss during the years ended February 28, 2014 and 2013 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 40,469,178 for the year ended February 28, 2014.

Liquidity and Capital Resources

Working Capital

	At	At
	February 28,	February 28,
	2014	2013

Current Assets	$38,677	$35,892
Current Liabilities	$1,719,091	$1,315,865
Working Capital (Deficit)	$(1,680,414)	$(1,279,943)

Our current assets as of February 28, 2014 were $38,677 as compared to current assets of $35,892 as of February 28, 2013. The increase was primarily due to an increase in cash offset by a decrease in accounts receivable. As of February 28, 2014 we had a working capital deficit of $1,680,414 compared to a working capital deficit of $1,279,943 as of February 28, 2013.

Cash Flows

	Year Ended
	February 28,
	2014	2013

Net Cash Provided by (Used in) Operating Activities	$(368,686)	$(300,898)
Net Cash Provided by (Used in) Investing Activities	$(192,505)	$Nil
Net Cash Provided by (Used in) Financing Activities	$584,613	$293,283
Increase (Decrease) in Cash and Cash Equivalents During the Period	$23,422	$(7,615)

Operating Activities

Cash used in operating activities was $368,686 for the fiscal year ended February 28, 2014 compared to cash used in operating activities of $300,898 for the fiscal year ended February 28, 2013. The increase/ in cash used in operating activities was primarily due to an increase in our net loss offset by decreases in depreciation, amortization and depletion, loss on disposal of leased assets, and increases in accounts receivable and accounts payable and accrued expenses.

Investing Activities

We used cash of $(192,505) in investing activities during the year ended February 28, 2014 compared to $Nil in February 28, 2013.

Financing Activities

Cash provided from financing activities was $584,613 for the fiscal year ended February 28, 2014 compared to cash provided from activities of $293,283 for the fiscal year ended February 28, 2013. The increase in cash from financing activities was primarily due to a decrease in advances from related parties, offset by increases in common shares issued.

Our cash balance at February 28, 2014 was $26,797 with $1,719,091 in outstanding liabilities. The outstanding liabilities consist of $139,519 in accounts payable, $47,482 in accrued liabilities, $1,462,090 in a loan payable to a related party and $70,000 in a loan payable to an unrelated party. Management believes our current cash balance may not be sufficient to fund our operating activities over the next 12 months.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2014, our company has accumulated losses of $1,603,763 since inception. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended February 28, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We will require funds of approximately $2,744,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Effective January 22, 2014, we entered into a private placement agreement with one person, pursuant to which we issued 266,667 common shares in our capital stock at a purchase price of $1.50 per share, for total proceeds of $400,000.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of our company’s wholly owned subsidiary, Falconridge Oil Ltd. an Ontario, Canada corporation. All significant inter-company balances, transactions and cash flows are eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Our company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

Our company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of February 28, 2014 and 2013, no allowance for doubtful accounts was recorded.

Oil and Gas Operations

Our company applies the successful efforts method of accounting for oil and gas properties.  Under the successful efforts method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred.  Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well.  If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.  Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities.  Significant undeveloped leases are assessed individually for impairment based on our company’s current exploration plans and a valuation allowance is provided if impairment is indicated.

Proved Oil & Gas Property Impairment

When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at the field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and oil prices and anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. During the years ended February 28, 2014 and February 29, 2013, the Company did not have any impairment.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended February 28, 2014 and 2013 was $0 and $20,264 respectively.

Depletion and Amortization

Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

Master License

The master license is recorded at cost and is being amortized straight-line over 12 months.  Amortization expense for the years ended February 28, 2014 and 2013 was $0 and $8,333 respectively.

Asset Retirement Obligations

Our company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires our company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2014 and 2013, our company has not recorded any asset retirement obligations.

Impairment of Long-Lived Assets

Our company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. Our company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Our company assesses the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As of February 28, 2014 and 2013, no impairment was recorded.

Fair value of financial instruments

Our company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Our company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, our company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2014 or 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for 2014 or 2013.

Revenue Recognition

Our company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. Our company recognizes revenue when it is realized or realizable and earned. Our company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Under the royalty agreements obtained as part of the service and gross overriding royalty agreements, Our company recognizes revenue when production occurs. The royalty income is calculated monthly and our company recognizes royalty income as production is reported by well.

Under the success fees obtained as part of the service and gross overriding royalty agreements, our company recognizes revenue when the success fees are earned as defined by the agreements

Stock-Based Compensation for Obtaining Employee Services

Our company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which our company obtains employee services in share-based payment transactions. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of options, if any, is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

-
Our company uses historical data to estimate employee termination behaviour. The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period  of time the options are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
-	The expected dividend yield is based on our company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Our company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any. Additionally, our company’s policy is to issue new shares of common stock to satisfy stock option exercises.

Equity instruments issued to parties other than employees for acquiring goods or services

Our company accounted for instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of section 505-50-30 of the FASB Accounting Standards Codification. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of the warrants is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

-
The expected life of warrants granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the warrants are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the warrants.
-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrants.
-	The expected dividend yield is based on our company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrants.

Income Taxes

Our company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net Loss Per Common Share

Net loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants.

Commitments and Contingencies

Our company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

FALCONRIDGE OIL TECHNOLOGIES CORP.

Consolidated Financial Statements

February 28, 2014 and 2013

Falconridge Oil Technologies Corp.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Falconridge Oil Technologies Corp.
Richmond Hill, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Falconridge Oil Technologies Corp. and its subsidiaries (collectively, the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the yeasr then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falconridge Oil Technologies Corp. its subsidiaries as of February 28, 2014 and 2013 and the results their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, has not generated significant revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

June 13, 2014

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at February 28, 2014 and February 28, 2013

	2014	2013
ASSETS

Current
Cash	$26,797	$3,375
Accounts receivable	11,880	32,517
Total current assets	38,677	35,892

Property & equipment net of accumulated depreciation of $2,630 (2013 - $40,591)	5,080	49,575
Oil and gas producing properties
net of accumulated depletion of $27,094 (2013 - $16,855)	101,896	112,135
Unproved oil and gas properties	289,353	-

Total assets	$435,006	$197,602

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current
Accounts payable	$139,519	$14,496
Accrued liabilities	47,482	20,644
Loan payable - related parties	1,462,090	1,262,403
Obligations under capital lease - current portion)	-	18,322
Loan payable	70,000	-
Total current liabilities	1,719,091	1,315,865
Obligations under capital lease (Note 4)	-	27,924

Total liabilities	1,719,091	1,343,789

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 450,000,000 shares
authorized; 49,016,667 and 29,250,000shares issued and outstanding
as of February 28, 2014 and 2013	49,017	29,250
Additional paid in capital	270,661	(29,150)
Deficit	(1,603,763)	(1,146,287)

Total stockholders' deficit	(1,284,085)	(1,146,187)

Total liabilities and stockholders' deficit	$435,006	$197,602

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
For the Years Ended February 28, 2014 and 2013

	2014	2013

Oil & Gas revenue	$19,029	$21,135
Services revenue	-	42,500

	19,029	63,635
Expenses
General and administrative	461,558	371,835
Depreciation, amortization and depletion	16,478	43,719
Gain on disposal of capital assets	(3,428)	-

Total operating expense	474,608	415,554

Other expense
Interest expense	1,897	1,122

Net loss	$(457,476)	$(353,041)

Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	40,488,904	48,750,000

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statement of Stockholders' Deficit
For the Years Ended February 28, 2014 and 2013

			Additional		Total
	Common	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, February 28, 2012	29,250,000	$29,250	$(29,150)	$(793,246)	$(793,146)

Net loss	-	-	-	(353,041)	(353,041)

Balances, February 28, 2013	29,250,000	29,250	(29,150)	(1,146,287)	(1,146,187)

Shares issued to acquire Falconridge Oil Technologies Corp	19,500,000	19,500	(99,922)	-	(80,422)

Common stock issued	266,667	267	399,733	-	400,000

Net loss	-	-	-	(457,476)	(457,476)

Balances, February 28, 2014	49,016,667	$49,017	$270,661	$(1,603,763)	$(1,284,085)

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the Years Ended February 28, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(457,476)	$(353,041)
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	16,478	43,719
Gain/Loss on Disposal of Leased Assets	(3,428)	-
Changes in working capital:
Accounts receivable	20,637	(27,117)
Accounts payable and accrued expenses	55,103	35,541

Net cash used in operating activities	(368,686)	(300,898)

Cash flows from investing activities
Cash received on acquisition	16,455	-
Investment in oil and gas property	(208,960)	-

Net cash used in investing activities	(192,505)	-

Cash flows from financing activities
Advances from related party	184,613	293,283
Common shares issued	400,000	-

Net cash from financing activities	584,613	293,283

Net change in cash	23,422	(7,615)
Cash, beginning of period	3,375	10,990

Cash, end of period	$26,797	$3,375

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Capital Lease obligation released by shareholders	$41,684	$-
Capital lease obligation payments made by related party	$4,800	$19,200
Acquisition of Falconridge Oil Technologies	$116,378	$-
Oil and Gas additions in AP	$80,393	$-

The accompanying notes are an integral part of these financial statements.

1. Incorporation and nature of operations

Falconridge Oil Technologies Corp. (the “Company”) was incorporated on May 30, 2007 under the name Ameriwest Minerals Corp. On December 23, 2010, the Company changed its name to Ameriwest Petroleum Corp. by way of a merger with its wholly-owned subsidiary, Ameriwest Petroleum Corp., which was formed solely for the change of name.

Effective July 2, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), the Company changed its name from “Ameriwest Petroleum Corp.” to “Falconridge Oil Technologies Corp.” by way of a merger with its wholly-owned subsidiary Falconridge Oil Technologies Corp., which was formed solely for the change of name.

The name change became effective with the OTCBB at the opening of trading on July 2, 2013 under the symbol “FROT”. On July 2, 2013, the Company’s stock symbol changed from “AWSS” to “FROT” to better reflect the new name of the Company.

The Company is an oil and gas technology company that specializes in identifying and accessing additional petroleum reserves that are usually left in the ground. The Company’s value proposition is extracting new resources from wells that have been assessed as uneconomic. Most of the Company’s projects will involve depleted or low producing assets. Assets are stimulated utilizing Terra Slicing Technology (“TST”) for maximum effectiveness and productivity, essentially revitalizing the pre-existing well and establishing a flow rate with a significant percentage of its initial production. Alternatively, TST may be utilized as part of a workover project or procedure.

Financial organization

On August, 2, 2013, the Company entered into a share exchange agreement with Falconridge Oil Ltd. (hereby referred to as “Falconridge Ontario”) whereby the Company consummated its acquisition of Falconridge Ontario by issuance of 29,250,000 shares to the shareholders of Falconridge Ontario in exchange for 100% of Falconridge Ontario shares.

Assets acquired, liabilities assumed and purchase consideration are as follows:

Cash	$16,455
Other assets
Liabilities assumed	(96,877)

Net liability charged to stockholders’ deficit	$80,422

Further, pursuant to our letter of intent with Falconridge Ontario we are to provide:

a) a financing of debt or equity for $1,100,000, which is to close no later than 150 days from the closing of the share exchange and on mutually agreeable terms;

b) complete a private placement in the aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario); and

c) complete an equity financing, using our commercially best efforts, of up to $6,000,000 for 4,000,000 units at a price of no less than $1.50 per Unit. Each unit will consist of one common share in our capital stock and one-half of one whole warrant. Each Financing Warrant shall be exercisable into one share of our common stock at a price of no less than $3.00 per share for a period of 24 months from the date of issuance of the Financing Warrants. As a term to the Equity Financing, any party, who is successful in raising funds, with respect to the Equity Financing, from a private investor shall earn a cash commission of 7% and a commission of 5% payable in warrants. Each commission warrant shall have the same terms as the financing warrants. If we are unable to complete the equity financing, then we may offer to Falconridge Ontario to complete a financing of up to $6,000,000 that may include debt, preferred shares of our company or a combination of the foregoing.

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

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, Falconridge Ontario. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 2 – Summary of Significant Accounting Policies for the Company’s policy on capitalisation of long-lived assets.

In connection with the share exchange agreement, we adopted a stock option plan on August 2, 2013 to issue options to purchase up to 10% of the issued and outstanding of our capital stock when the share exchange closed, being 4,875,000 shares (the "Option"), to our board members and management , at an  exercise price of $1.50 per share or higher.  When the Options are granted, they vest quarterly over two years from the date of grant and shall expire 24 months from vesting.  There are none issued or outstanding during the current year.

2. Summary of significant accounting policies

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of the Company’s wholly owned subsidiary, Falconridge Oil Ltd. an Ontario, Canada corporation. All significant inter-company balances, transactions and cash flows are eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of significant accounting policies (continued)

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of February 28, 2014 and 2013, no allowance for doubtful accounts was recorded.

Oil and Gas Operations

The Company applies the successful efforts method of accounting for oil and gas properties.  Under the successful efforts method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred.  Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well.  If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.  Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities.  Significant undeveloped leases are assessed individually for impairment based on the Company’s current exploration plans and a valuation allowance is provided if impairment is indicated.

Proved oil & gas property impairment

When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at the field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and oil prices and anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. During the years ended February 28, 2014 and February 29, 2013, the Company did not have any impairment.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended February 28, 2014 and 2013 was $6,321 and $20,264 respectively.

Depletion and amortization

Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

Master license

The Master License is recorded at cost and is being amortized straight-line over 12 months.  Amortization expense for the years ended February 28, 2014 and 2013 was $0 and $8,333 respectively.

2. Summary of significant accounting policies (continued)

Asset retirement obligations

The Company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2014 and 2013, the Company has not recorded any asset retirement obligations.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As of February 28, 2014 and 2013, no impairment was recorded.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

2. Summary of significant accounting policies (continued)

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2014 or 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for 2014 or 2013.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Under the royalty agreements obtained as part of the Service and Gross Overriding Royalty Agreements, the Company recognizes revenue when production occurs. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well.

Under the Success Fees obtained as part of the Service and Gross Overriding Royalty Agreements, the Company recognizes revenue when the success fees are earned as defined by the agreements

2. Summary of significant accounting policies (continued)

Stock-based compensation for obtaining employee services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of options, if any, is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

-
The Company uses historical data to estimate employee termination behaviour. The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of section 505-50-30 of the FASB Accounting Standards Codification. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

2. Summary of significant accounting policies (continued)

The fair value of the warrants is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

-
The expected life of warrants granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the warrants are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the warrants.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrants.

-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrants.

Income taxes

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

3. Going concern

As shown in the accompanying financial statements, we have incurred net losses of $457,476 and $353,041 for the years ended February 28, 2014 and 2013, respectively. In addition, we have an accumulated deficit of $1,603,763 and a working capital deficit of $1,709,414 as of February 28, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4. Related party payable – First World Trade Corporation

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at February 28, 2014, FWT has advanced the Company $1,452,090 (2013 - $1,262,403) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

5. Loan payable

The loan payable balance of $70,000 bears interest at 6% per annum and was due December 31, 2013.

6. Obligations under capital lease

	2014	2013

Obligations under capital lease for automobiles with interest
rates ranging from 2% to 2.1% maturing from February 16, 2014 to February 1, 2017	$-	$46,246

Current portion	--	18,322
	$-	$27,924

7. Stockholders' equity

Common stock

During the year, the Company issued 266,667 shares of common stock at $1.50 per share for total proceeds of $400,000.

8. Commitments and contingencies

The Company has entered into a licensing agreement with HydroSlotter Corporation of Canada (“HSC”) for the non-exclusive right to market, represent and use HSC technology in order explore and develop utilization of the HSC technology in any geographical region, country, or territory.  The term of the agreement is from October 1, 2012 to December 1, 2013 and may be renewed annually by mutual consent.  Revenue and expenses are shared in accordance with the terms of the agreement.

9. Income taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014 and 2013, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $1,589,259 at February 28, 2014, and will begin to expire in the year 2031.

9. Income taxes (continued)

At February 28, 2014 and 2013, deferred tax assets consisted of the following:

	2014	2013

Net operating losses	$488,000	$304,000
Valuation allowance	(488,000)	(304,000)

Net deferred tax asset	$-	$-

10. Supplemental information on oil and gas operations - unaudited

Results of Operations from Oil and Gas Producing Activities

	2014	2013

Revenue	$19,029	$21,135
Production costs	-	-
Depletion, depreciation and amortization	10,239	15,122
Impairment of oil and gas properties

Income from oil and gas operations	$8,790	$6,013

The supplemental unaudited oil and gas reserve information that follow is presented in accordance with FASB ASC 932-235.  The process of estimating quantities of proved natural gas and crude oil reserve is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions to existing reserve estimates occur from time to time.  Although every reasonable effort is made to ensure that reported reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

The recording and reporting of proved reserve are governed by criteria established by regulations of the SEC.  Those regulations define proved reserves as those estimated quantities of hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved reserves are further classified as either developed or undeveloped.  Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods, while proved undeveloped reserves are the quantities expected to be recovered from new wells on undrilled acreage, or from an existing well where relatively major expenditures are required for recompletion.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from know reservoirs under economic and operating conditions existing at the time the estimates were made.

10. Supplemental information on oil and gas operations - unaudited (continued)

Estimates of proved reserves, future net revenue and present values of oil and gas reserves at February 28, 2014 were based on studies performed by Chapman Petroleum Engineering Ltd. and independent reservoir engineering firm.  The oil and gas prices were based on an unweighted 12-month average of the first-day-of-the-month price held constant throughout the life of the properties.  Development and production costs were based on respective year-end costs.  Future income taxes were not considered.  Present value amounts were determined by applying a 10% discount factor.  All of the Company's reserves are located in the Province of Saskatchewan, Canada.

No major discovery or other favorable or adverse event subsequent to February 28, 2013 is believed to have caused a material change in the estimates of proved reserves as of that date.  Substantially all of the Company's proved reserves related to one property.

During the year, the Company incurred $289,353 of costs to perform a workover of the Sabanero well.  The well is currently undergoing testing to determine the amount of recoverable reserves.

The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirement of FASB ASC 932-235.

Estimated net proved reserves at February 28, 2014:

	2014	2013
Proved developed & undeveloped reserves:
Beginning of year	2,183	2,447
Acquisition	-	-
Discoveries and extensions	-	-
Improved recovery	-	-
Revisions of previous estimates	-	-
Production	(216)	(264)

End of year	1,968	2,183

Developed reserves, included above:	-	-
Beginning of year	2,183	2,447
End of year	1,968	2,183

Costs incurred in oil and gas producing activities for the year ended February 28, 2014 and 2014:

(in thousands)
	2014	2013
Property acquisition costs:
Proved	$-	$128,996
Unproved	289,353	-

Net capitalized cost	$289,353	$128,996

10. Supplemental information on oil and gas operations - unaudited (continued)

Costs incurred include capitalized and expensed items.  Acquisition costs include the costs of acquiring proved and unproved oil and gas properties.  Exploration costs include geological and geophysical expenses, the cost of drilling and equipping development wells and building related production facilities for extracting treating, gathering and storing petroleum liquids and natural gas.

Summary of the changes in the standardized measure of discounted future cash flows

	2014	2013

Beginning of year	$108,500	$126,290
Sales of oil and gas produced	(19,029)	(21,135)
Acquisition of oil and gas property	-	-
Changes in timing and other	(1,371)	3,345

End of year	$88,190	$108500

Amounts are computed using year-end prices and costs (adjusted only for existing contractual changes), appropriate statutory tax rates and a prescribed 10 percent discount factor.  Continuation of year-end economic conditions also is assumed.  The calculation is based on estimates of proved reserves, which are revised over time as new data become available.  Probable or possible reserves, which may become proved in the future are not considered.  The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development, including dismantlement, and production costs.

While due care was taken in its preparation, we do not represent that this data is the fair value of our oil and gas properties, or a fair estimate of the present value of cash flows to be obtained from their development and production.

	2014	2013

Future cash flows	$160,000	$181,000

Less: 10% annual discount of estimated timing of cash flows	(71,900)	(72,500)

Discounted future net cash flows	$88,100	$108,500

11. Subsequent Events.

None.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

-	Lack of proper segregation of duties due to limited personnel;
-	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.

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

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 28, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On February 7, 2014, our company removed William Muran as our corporate secretary. As a result of his removal, Mr. Muran will no longer be an agent (or have signing authority on behalf) of our company. Concurrently, our company appointed Alfred V. Morra as corporate secretary. Mr. Morra has served as our chief financial officer, treasurer and as a director of our company since August 2, 2013.

On March 12, 2014, we appointed Carl Meaney as a member of our board of directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed

William J. Muran	Director	67	January 24, 2008
Mark Pellicane	President, Chief Executive Officer and Director	44	August 2, 2013
Alfred V. Morra	Chief Financial Officer, Treasurer, Secretary and Director	65	August 2, 2013
Carl Meaney	Director	74	March 12, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William J. Muran - Director

William J. Muran acted as a director of our company since January 24, 2008. From July 1967 to July 1973 Mr. Muran served in the United States Army achieving the rank of Specialist-Four. Since September 1978 Mr. Muran has been the owner and operator of William J. Muran Pool Service, a full service maintenance and repair swimming pool service in Newport Beach, California. Mr. Muran holds a Liberal Arts degree in Business and Finance from Orange Coast College in Costa Mesa, California.

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

Mark Pellicane – President, Chief Executive Officer and Director

Mark Pellicane has acted as our president, chief executive officer and director since August 2, 2013.  Specializing in the areas of product development and implementation, Mr. Pellicane has had a distinctive career in the development of numerous technology, marketing, and financial companies. Mark has always attributed his strength and success to working with industry leaders and pioneers in the field and integrating strong team leadership values to the project at hand.

At the age of 15, Mr. Pellicane was the youngest student accepted to a Canadian University and was educated at the University of Toronto in the field of sciences. Mr. Pellicane furthered his study in Business, and holds an Oxford Masters in Business Administration from Hamilton College, Oxford, England.

Mr. Pellicane is an accomplished public speaker and lecturer having been invited as guest speaker, and conducting seminars in the areas of technology and business across North America and Great Britain.

Mr. Pellicane’s career as a senior executive and industry leader may be highlighted as follows:

From June 2007 until March 2010, Mark shifted towards financial and tax related products. Mr. Pellicane was President of the Universal Barter Group (“UBG”), where he was an integral part of a team delivering national seminars on tax strategies resulting in cash and product donations to charities in Canada. The initiative resulting in $20 million in cash raised by UBG to facilitate the donations and provide charitable goods and services. During the time, Mr. Pellicane served in various executive and consulting roles while marketing charitable services and tax products within the Canadian market, with a primary focus on seminar marketing speaking events.

Beginning in May 2010 , Mr. Pellicane became the co-founder, a Director, and President of Falconridge Ontario, and worked with HydroSlotter Corporation of Canada (“HSC”) in developing the marketing and branding of HSC. Over his four years of working with HSC, he was trained by HSC on the capabilities of the abrasive hydrojetting technology deployed by the company. During this time, Mr. Pellicane utilized his expertise in marketing to implement a rebranding strategy creating and implementing the TST marketing infrastructure and strategy allowing for brand awareness on a global scale. Mr. Pellicane played a critical role with the marketing and contract negotiations with key oil and gas companies including ADNOC, the fifth largest oil company globally resulting in a letter of intent for the potential deployment of TST services within the UAE.

During Mr. Pellicane’s working relationship with HSC, he worked closely with technology providers and more specifically with abrasive hydro-jetting enhancement services. Mr. Pellicane participated and managed a team developing a marketing infrastructure to promote enhancement services on a global basis. He has gained extensive knowledge in working with global partners for the implementation of abrasive hydro-jetting technologies on a global scale. Mr. Pellicane, along with his partner, Alfred V. Morra, is currently spearheading the implementation of TST services in Canada, USA, UAE, and numerous Middle Eastern and Indo Asian countries.

Alfred Vincent Morra  – Chief Financial Officer, Secretary, Treasurer and Director

Alfred V. Morra has acted as our chief financial officer, treasurer and director since August 2, 2013 and was appointed as secretary on February 7, 2014.  Alfred V. Morra enjoyed a career in international and corporate banking spanning some 25 years and retiring from the finance sector in 1998. Throughout his career he was involved in numerous turnaround financing, international leases, international loan syndications, leveraged buyouts, real estate financing and resource capital finance.

Further, Mr. Morra has acted as a President, CEO, General Manager, Vice President Finance for various companies that were in various stages of growth and in some cases in need of operational and financial structuring. His experience in industry includes: injection and blow moulding, plastic extrusion, magnesium production, retail operations, commercial lighting manufacturing, digital imaging for medical record conversion, toy and game manufacturing, packaging and leasing operations.

Most recently, Mr. Morra has served as Managing Director of Falconridge Ontario from April 2009 to present developing international territories for the technology of Falconridge Ontario. From March 2008 to February 2010, Mr. Morra served as President of BioWorld Technology Ltd.

Mr. Morra’s educational background includes having studied English and economics at the University of Toronto - University of St. Michael’s College from 1968 to 1971. Prior to having attended the University of Toronto - University of St. Michael’s College, he attended Brebeuf College School from 1963 to 1968 to study general arts.

Carl Meaney – Director

Carl Meaney has acted as a director of our company since March 12, 2014. Mr. Meaney resides in Oxford England where he is a Teacher, Lecturer, and tutor for the Carfax Tutorial Establishment Oxford Branch, in the areas of Economics and Business since September 2004. Mr. Meaney graduated with a BA in Economics and Socioeconomic History from McMaster University in 1979. Pursuing his Academic standing, Mr. Meaney then completed a Master’s Degree in Economics from the University of Oxford in 1988. During and post completion his Oxford MA, Mr. Meaney occupied the position of Lecturer in the academic area of economics and business at Oxford University. Mr. Meaney has not been employed or working in any other capacities in the last five years.

Our company believes that Mr. Meaney’s educational and professional background experience give him the qualifications and skills necessary to serve as a director of our company.

Our company believes that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors and officers, respectively, of our company.

Identification of Significant Employees

We have no significant employees, other than Mark Pellicane, our president, chief executive officer and director and Alfred V. Morra our chief financial officer, treasurer, secretary and director.

Conflicts of Interest

We believe that our director, William J. Muran, may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Falconridge Oil Technologies Corp., 17-120 West Beaver Creek Rd., Richmond Hill, Ontario, Canada, L4B 1L2.

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
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2014 and 2013; and
(d)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

William J. Muran(1),	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and Former President, Secretary and Treasurer,	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Mark Pellicane(2)	2014	$65,000	Nil	Nil	Nil	Nil	Nil	Nil	$65,000
President, Chief Executive Officer and Director	2013	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000

Alfred V. Morra(3)	2014	$65,000	Nil	Nil	Nil	Nil	Nil	Nil	$65,000
Chief Financial Officer, Treasurer, Secretary and Director	2013	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000

(1)	William J. Muran has been a director of our company since January 24, 2008. Mr. Muran resigned as President, Treasurer, on August 2, 2013 and was removed as secretary on February 7, 2014.
(2)	Mark Pellicane has been president, chief executive officer and a director of our company since August 2, 2013.
(3)	Alfred V. Morra has been chief financial officer, treasurer and a director of our company since August 2, 2013 and was appointed as our secretary on February 7, 2014.

Narrative Disclosure to Summary Compensation Table

Agreement with Mark Pellicane:

On February 7, 2014, we entered into an agreement with Mark Pellicane, the president, chief executive officer and a director of our company, for a term of at least one year. Pursuant to this agreement, Mr. Pellicane is to serve as our president and chief executive officer and to be in charge of the day-to-day administration of the company including corporate structuring, overseeing the formation of contracts and agreements between operating entities and potential partners, oversight of senior management personnel, and assist in capital raises for projects where necessary. As compensation for his services to us, Mr. Pellicane will be paid $7,500 per month by our company. At Mr. Pellicane’s discretion, this compensation may be deferred until a later time and accrue as such. Furthermore, at the sole discretion of Mr. Pellicane, any compensation owing to Mr. Pellicane may be satisfied by the issuance of our common stock. The value of such common stock will be the lesser of:

a)	stock trading value on the day the compensation becomes due;
b)	stock trading value on the day the request is made for accrued payment; or
c)	independent valuation of the outstanding corporate shares independent of current trade value.

Additionally, if Mr. Pellicane’s agreement is terminated by us, he will be entitled to 14 months of severance for each year served under this agreement. Pursuant to a directors’ resolution of our company, this agreement is deemed to have been effective as of August 14, 2013.

Agreement with Alfred V. Morra:

On February 7, 2014, we entered into an agreement with Alfred V. Morra, the corporate secretary, treasurer, chief financial officer and a director of our company, for a term of at least one year. Pursuant to this agreement, Mr. Morra is to serve as our corporate secretary, treasurer and chief financial officer and to assist at an executive level in the day-to-day administration, operations, of the Company including corporate structuring, overseeing the formation of contracts and agreements between operating entities and potential partners, oversight of projects and implementation of TST, and the operating agreements between our company and service suppliers. As compensation for his services to us, Mr. Morra will be paid $7,500 per month by our company. At Mr. Morra’s discretion, this compensation may be deferred until a later time and accrue as such. Furthermore, at the sole discretion of Mr. Morra, any compensation owing to Mr. Morra may be satisfied by the issuance of our common stock. The value of such common stock will be the lesser of:

a)	stock trading value on the day the compensation becomes due;
b)	stock trading value on the day the request is made for accrued payment; or
c)	independent valuation of the outstanding corporate shares independent of current trade value.

Additionally, if Mr. Morra’s agreement is terminated by us, he will be entitled to 14 months of severance for each year served under this agreement. Pursuant to a directors’ resolution of our company, this agreement is deemed to have been effective as of August 14, 2013.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving on the board of directors.

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

Stock Options/SAR Grants

During our fiscal year ended February 28, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 28, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of June 2, 2014, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Mark Pellicane 51 Macarther Drive Thornhill, Ontario L4J 7T5 Canada	17,550,000 Common Shares	36%

Alfred V. Morra 18 Queen Street Schomberg, Ontario L0G 1T0 Canada	11,700,000 Common Shares	24%

William J. Muran (3)(4) 5135 Camino Al Norte Suite 250 North Las Vegas, Nevada 89031	Nil Common Shares	0%

Carl Meaney 37 Trinity St. Oxford, England 0X1 1TN	Nil Common Shares	0%

Directors and Executive Officers as a Group	29,250,000 Common Shares	60%

5%+ Shareholders
None.	Nil Common Shares	0%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 2, 2014. As of June 2, 2014, there were 49,016,667 shares of our company’s common stock issued and outstanding.

(2)	Mark Pellicane is our company’s president, chief executive officer and director.
(3)	Alfred V. Morra is our company’s chief financial officer, treasurer, secretary and director
(4)	William J. Muran is a director of our company.
(5)	Carl Meaney is a director of our company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons of Falconridge Nevada

The following includes a summary of transactions since the beginning of the May 31, 2012 fiscal year, or any currently proposed transaction, in which Falconridge Nevada was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On August 2, 2013, in conjunction with the closing of our share exchange with Falconridge Ontario, we issued an aggregate of 29,250,000 shares of our common stock to two of our directors and officers, Mark Pellicane and Al Morra.

Falconridge Nevada has not had any other transaction since the last two fiscal years ended May 31, 2013 and May 31, 2012, or any currently proposed transaction, in which Falconridge Nevada was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Transactions with Related Persons of Falconridge Ontario

The following includes a summary of transactions since the beginning of the February 28, 2013 fiscal year through the fiscal year ended February 28, 2014, or any currently proposed transaction, in which Falconridge Ontario was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

As at February 28, 2014, First World Trade Corporation (“FWT”) has advanced Falconridge Ontario $1,462,090 (2013 - $1,262,403) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

Falconridge Ontario incurs shared expenses with FWT. The costs include administrative, office lease expenses, and other costs which are allocated based on managements’ determination of the proportionate expenses incurred. Mark Pellicane, who is a director and officer, and was a shareholder of Falconridge Ontario, is the 100% shareholder of FWT.

Falconridge Ontario has not had any other transaction since our last two fiscal years ended February 28, 2014 and February 28, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Promoters and Certain Control Persons

Mr. Muran, who is one of three directors of our company, is our only promoter. He has not received, nor will he receive, anything of value from us, directly or indirectly in his capacity as promoter.

Corporate Governance

We currently act with four directors, consisting of Mark Pellicane, Alfred Vincent Morra, William J. Muran and Carl Meaney.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2014 $	February 28, 2013 $

Audit Fees	34,500	18,820
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	34,500	Nil

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.2	Bylaws of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013)

(4)	Instrument Defining the Right of Holders, Including Indentures

4.1	Form of Share Certificate (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

(10)	Material Contracts

10.1	License Agreement with HydroSlotter Corporation of Canada dated October 1, 2012***

10.2
Share Exchange Agreement among Falconridge Oil Technologies Corp., Falconridge Oil Ltd. and the Shareholders of Falconridge Oil Ltd. dated August 2, 2013 (incorporated by reference to our Amended Registration Statement on Form S-1/A filed on October 23, 2013)

10.3	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

10.4	Services and Gross Overriding Royalty Agreement dated October 7, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1\A filed on October 21, 2013)***

10.5
Agreement between Falconridge Ontario and Meadowbank Asset Management Inc. dated February 17, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #2 filed on December 16, 2014)

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31 , 2014)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended February 28, 2014 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be provided by Amendment.

***
Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 406 of the Securities Exchange Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCONRIDGE OIL TECHNOLOGIES CORP.
(Registrant)

Dated: June 13, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 13, 2014	/s/ Alfred V. Morra
Alfred V. Morra
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 13, 2014

/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 13, 2014	/s/ Alfred V. Morra
Alfred V. Morra
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer, Principal Accounting Officer)

Dated: June 13, 2014	/s/ William Muran
William Muran
Director

Dated: June 13, 2014	/s/ Carl Meaney
Carl Meaney
Director