Form 10-K/A
period 2014-02-28
Falconridge Oil Technologies Corp.
filed 2014-06-16
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the period ended February 28, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on June 13, 2014 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31 , 2014)

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct

Exhibit Number	Exhibit Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended February 28, 2014 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.
(Registrant)

Dated: June 16, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 16, 2014	/s/ Alfred V. Morra
Alfred V. Morra
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 16, 2014

/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 16, 2014	/s/ Alfred V. Morra
Alfred V. Morra
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer, Principal Accounting Officer)

Dated: June 16, 2014	/s/ William Muran
William Muran
Director

Dated: June 16, 2014	/s/ Carl Meaney
Carl Meaney
Director