Form 10-Q
period 2014-05-31
Falconridge Oil Technologies Corp.
filed 2014-07-30
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

49,016,667 common shares issued and outstanding as of July 29, 2014.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three month period ended May 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MANAGEMENT'S COMMENTS ON UNAUDITED
INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on June 13, 2014. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at May 31, 2014 and February 28, 2014
(Unaudited)

	May 31, 2014	February 28, 2014
ASSETS

Current
Cash	$2,575	$26,797
Accounts receivable	18,439	11,880

Total current assets	21,014	38,677

Property & equipment net of accumulated depreciation of $3,020 (2014 - $2,630)	4,689	5,080
Oil and gas properties net of accumulated depletion of $29,894 (2014 - $27,094)	99,096	101,896
Unproved oil and gas properties	289,353	289,353

Total assets	$414,152	$435,006

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current
Accounts payable	$179,690	$139,518
Accrued liabilities	43,350	47,482
Loan payable - related party	1,462,090	1,462,090
Loan payable	70,000	70,000

Total current liabilities	1,755,130	1,719,090

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 450,000,000 shares authorized,
49,016,667 shares issued and outstanding as of May 31, 2014 and February 28, 2014	49,017	49,017
Additional paid in capital	270,661	270,661
Deficit	(1,660,656)	(1,603,762)

Total stockholders' deficit	(1,340,978)	(1,284,084)

Total liabilities and stockholders' deficit	$414,152	$435,006

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
For the three months ended May 31, 2014 and 2013
(Unaudited)

	May 31, 2014	May 31, 2013

Oil & Gas revenue	$6,323	$15,240

Expenses
General and administrative	58,025	128,828
Depreciation, amortization and depletion	3,191	7,794

Total operating expense	61,216	136,622

Other income (expense)
Interest expense	(2,000)	(238)

Net loss	$(56,893)	$(121,620)

Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	49,016,667	48,750,000

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statement of Stockholders' Deficit
For the three months ended May 31, 2014
(Unaudited)

			Additional		Total
	Common	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, February 28, 2014	49,016,667	$49,017	$270,661	$(1,603,763)	$(1,284,085)

Net loss	-	-	-	(56,893)	(56,893)

Balances, May 31, 2014	49,016,667	$49,017	$270,661	$(1,660,656)	$(1,340,978)

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the three months ended May 31, 2014 and 2013
(Unaudited)

	May 31, 2014	May 31, 2013
Cash flows from operating activities
Net loss	$(56,893)	$(121,620)
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	3,191	7,794
Accounts receivable	(6,559)	(10,705)
Accounts payable and accrued liabilities	36,041	(1,258)

Net cash used in operating activities	(24,220)	(125,789)

Cash flows from financing activities
Advances from related party	-	128,481
Capital lease obligation	-	(4,562)

Net cash from financing activities	-	123,919

Net decrease	(24,220)	(1,870)
Cash, beginning of period	26,797	3,375

Cash, end of period	$2,577	$1,505

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the three months ended May 31, 2014 and 2013
(Unaudited)

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

The Company is an oil and gas technology company that specializes in identifying and accessing additional petroleum reserves that are usually left in the ground. The Company’s value proposition is extracting new resources from wells that have been assessed as uneconomic. Most of the Company’s projects will involve depleted or low producing assets. Assets are stimulated utilizing Terra Slicing Technology (“TST”) for maximum effectiveness and productivity, essentially revitalizing the pre-existing well and establishing a flow rate with a significant percentage of its initial production. Alternatively, TST may be utilized as part of a workover project or procedure

2.         Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited interim statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2014 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on June 13, 2014.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

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

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the three months ended May 31, 2014 and 2013
(Unaudited)

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As of May 31, 2014 and 2013, no impairment was recorded.

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

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at May 31, 2014, FWT has advanced the Company $1,462,090 (2013 - $1,388,624) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

4.         Commitments and contingencies

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

Our unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Falconridge Oil Technologies Corp., and our wholly owned subsidiary, Falconridge Oil Ltd., an Ontario, Canada corporation, unless otherwise indicated.

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

On June 20, 2013, we entered into a letter of intent for a share exchange transaction and acquisition with Falconridge Ontario and its shareholders. Pursuant to the terms of the agreement, we agreed to acquire all 100 issued and outstanding shares of Falconridge Ontario’s common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Ontario.

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

Further, pursuant to the share exchange agreement, we are required to:

(a)
provide to Falconridge Ontario a financing of debt or equity for $1,100,000, which is to close no later than 150 days from the closing of the share exchange and on mutually agreeable terms (completed);

(b)	complete a private placement of an aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario) (completed); and

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

Additionally, effective August 2, 2013, we changed our fiscal year end to February 28.

As a result of the closing of the share exchange agreement with Falconridge Ontario, Falconridge Ontario has become our wholly-owned subsidiary and we now carry on business in the Province of Ontario, Canada. Our company has generated only minimal revenue.

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

In October 2011, Falconridge Ontario contracted with a third party to perform a workover of a well using TST. As payment, we received a royalty interest upon completion in February 2012. The value of the royalty interest obtained was fair valued based on our reserve report, which is deemed to be $128,990. We accounted for this royalty interest received as service revenues and capitalized the amount as oil and gas property. Falconridge performed its services on a second well in December of 2013. Our technology again proved its ability to slice into the formation with significant success. However, despite the successful demonstration of the TST’s ability, the well has, to date, produced a significant amount of water.

On October 1, 2012, we entered into a licensing agreement with HydroSlotter Corporation of Canada (“HSC”). Pursuant to this agreement, we became the exclusive marketing agent for TST from HSC in the United Arab Emirates. Additionally, we are the exclusive marketing principal throughout the world of TST in any region that HSC does not already have exclusive arrangements for. In consideration of these rights, we paid a fee to HSC.

After a term of 14 months, this agreement was to terminate with 30 days of advance notice. As of December 1, 2013, this agreement was renewed by mutual consent and signature by both parties and continues on a year to year basis as neither party received notice of termination of this agreement. Pursuant to the agreement, HSC and our company signed a letter of renewal dated April 17, 2014 to evidence mutual consent to extend the license agreement until December 31, 2014.

Results of Operations

Three Month Period Ended May 31, 2014 Compared to the Three Month Period Ended May 31, 2013.

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended May 31, 2014 and 2013.

Expenses

Our operating expenses for the three months ended May 31, 2014 and 2013 are summarized as follows:

	Three Months Ended May 31,
	2014	2013

Oil & Gas Revenue	$6,323	$15,240
General and administrative expenses	$58,025	$128,828
Depreciation, Amortization and Depletion	$3,191	$7,794
Interest Expense	$2,000	$238
Net Loss	$(56,893)	$(121,620)

Our net loss for the three months ended May 31, 2014 was $56,893 compared to a net loss of $121,620 during the three months ended May 31, 2013.

During the three months ended May 31, 2014, we incurred operating expenses of $61,216 compared to operating expenses of $136,622 during the three months ended May 31, 2013. The decrease in operating expenses were generally related to our corporate overhead, financial and administrative contracted services, such as legal and accounting costs and a decrease in depreciation, amortization and depletion.

Our net loss during the three months ended May 31, 2014 and 2013 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 49,016,667 for the three month period ended May 31, 2014.

Liquidity and Capital Resources

Working Capital

	May 31, 2014	February 28, 2014

Current Assets	$21,014	$38,667
Current Liabilities	$1,755,130	$1,791,090
Working Capital	$(1,734,116)	$(1,752,423)

As of May 31, 2014, our current assets were $21,014 and our current liabilities were $1,755,130 which resulted in a working capital deficit of $1,734,116. As of May 31, 2014, current assets were comprised of $2,575 in cash and $18,439 in accounts receivable compared to $26,797 in cash and $11,880 in accounts receivable at February 28, 2014. As of May 31, 2014, current liabilities were comprised of $179,690 in accounts payable, $43,350 in accrued liabilities, $1,462,090 in loans from related parties and $70,000 in loans payable.

Cash Flows

	Three Months ended May 31, 2014		Three Months ended May 31, 2013

Cash Flows from (used in) Operating Activities		$(24,220)		$(125,789)
Cash Flows from (used in) Investing Activities	$	Nil	$	Nil
Cash Flows from (used in) Financing Activities	$	Nil		$123,919
Net Increase (decrease) in Cash During Period		$(24,220)		$(1,870)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2014, net cash flows used in operating activities was $24,220 consisting of a net loss of $56,893 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts payable and accrued liabilities). For the three month period ended May 31, 2013, net cash used in operating activities was $125,789 consisting of a net loss of $121,620 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts payable and accrued liabilities).

Cash Flows from Investing Activities

For the three months ended May 31, 2014 and 2013, we did not use any cash flows for investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the three months ended May 31, 2014, we generated $Nil from financing activities. For the three months ended May 31, 2013, we generated $123,919 from financing activities.

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

We have incurred net losses of $56,893 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

We anticipate that our expenses over the next 12 months (beginning June 2014) will be approximately $2,744,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.2	Bylaws of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013)

(4)	Instrument Defining the Right of Holders, Including Indentures

4.1	Form of Share Certificate (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

(10)	Material Contracts

10.1	Services and Gross Overriding Royalty Agreement dated October 7, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014) ***

10.2
Agreement between Falconridge Ontario and Meadowbank Asset Management Inc. dated February 17, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #2 filed on December 16, 2013)

10.3	License Agreement with HydroSlotter Corporation of Canada dated October 1, 2012 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014) ***

10.4
Share Exchange Agreement among Falconridge Oil Technologies Corp., Falconridge Oil Ltd. and the Shareholders of Falconridge Oil Ltd. dated August 2, 2013 (incorporated by reference to our Amended Registration Statement on Form S-1/A filed on October 23, 2013)

10.5	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31 , 2014)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Amended Annual Report on Form 10-K/A filed on June 16, 2014)

Exhibit
Number	Exhibit Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: July 30 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2014	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)