Form 10-Q/A
period 2014-05-31
Falconridge Oil Technologies Corp.
filed 2014-08-01
CIK 1401859

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

EXPLANATORY NOTE

This amendment on Form 10-Q is being filed in order to disclose that the enclosed financial statements for the period ending May 31, 2014 were not reviewed by our auditors, pursuant to Regulation S-X and as such were filed in error. Our company is working with its auditors to have the enclosed financial statements reviewed. Our company expects to file an amended 10Q containing the financial statements reviewed by its auditors as soon as possible.

The accompanying unaudited interim financial statements for the three months ended May 31, 2014 and 2013 are unaudited and, as stated, un-reviewed. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these statements should be read in conjunction with our company’s most recent annual financial statements.

Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three month period ended May 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MANAGEMENT'S COMMENTS ON UNAUDITED
INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on June 13, 2014. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

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

Basis of presentation

The accompanying unaudited interim financial statements and related notes do not include all the disclosures required by accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X for complete financial statements.  These unaudited interim statements should be read in conjunction with the financial statements of our company for the year ended February 28, 2014 and notes thereto contained in the information as part of our company ’s Annual Report on Form 10-K filed with the SEC on June 13, 2014.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: August 1, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2014	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)