Form 10-Q/A
period 2014-05-31
Falconridge Oil Technologies Corp.
filed 2014-08-22
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A #2
Amendment No. 2
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

Form 10-Q/A #2

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

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at May 31, 2014 and February 28, 2014
(Unaudited)

	May 31, 2014	February 28, 2014
ASSETS

Current
Cash	$2,575	$26,797
Accounts receivable	18,439	11,880

Total current assets	21,014	38,677

Property & equipment net of accumulated depreciation of $3,020 (2014 - $2,630)	4,689	5,080
Oil and gas properties net of accumulated depletion of $29,894 (2014 - $27,094)	99,096	101,896
Unproved oil and gas properties	289,353	289,353

Total assets	$414,152	$435,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$179,690	$139,519
Accrued liabilities	43,350	47,482
Loan payable - related party	1,462,090	1,462,090
Loan payable	70,000	70,000

Total current liabilities	1,755,130	1,719,091

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 450,000,000 shares authorized,
49,016,667 shares issued and outstanding as of May 31, 2014 and February 28, 2014	49,017	49,017
Additional paid in capital	270,661	270,661
Deficit	(1,660,656)	(1,603,763)

Total stockholders' deficit	(1,340,978)	(1,284,085)

Total liabilities and stockholders' deficit	$414,152	$435,006

The accompanying notes are an integral part of these unaudited financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
For the three months ended May 31, 2014 and 2013
(Unaudited)

	May 31, 2014	May 31, 2013

Oil & Gas revenue	$6,323	$5,123

Expenses
General and administrative	58,025	128,828
Depreciation, amortization and depletion	3,191	7,794

Total operating expense	61,216	136,622

Other income (expense)
Interest expense	(2,000)	(238)

Net loss	$(56,893)	$(131,737)

Loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	49,016,667	48,750,000

The accompanying notes are an integral part of these unaudited financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the three months ended May 31, 2014 and 2013
(Unaudited)

	May 31, 2014	May 31, 2013
Cash flows from operating activities
Net loss	$(56,893)	$(131,737)
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	3,191	7,794
Changes in operating assets and liabilities:
Accounts receivable	(6,559)	15,475
Accounts payable and accrued liabilities	36,039	(15,953)

Net cash used in operating activities	(24,222)	(124,421)

Cash flows from financing activities
Advances from related party	-	121,421

Net cash from financing activities	-	121,421

Net change in cash	(24,222)	(3,000)
Cash, beginning of period	26,797	3,375

Cash, end of period	$2,575	$375

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Capital lease obligation payments made by related party	$-	$4,800

The accompanying notes are an integral part of these unaudited financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the three months ended May 31, 2014 and 2013
(Unaudited)

1.            Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited interim statements should be read in conjunction with the financial statements of our company for the year ended February 28, 2014 and notes thereto contained in the information as part of our company’s Annual Report on Form 10-K filed with the SEC on June 13, 2014.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

2.            Going Concern

As shown in the accompanying financial statements, we have incurred net losses of $1,660,656 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the three months ended May 31, 2014 and 2013
(Unaudited)

3.            Related party payable – First World Trade Corporation

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at May 31, 2014, FWT has advanced the Company $1,462,090 to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

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

(b)	complete a private placement of an aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario), which was completed as of January 22, 2014; and

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

	Three Months Ended May 31,
	2014	2013

Oil & Gas Revenue	$6,323	$5,123
General and administrative expenses	$58,025	$128,828
Depreciation, Amortization and Depletion	$3,191	$7,794
Interest Expense	$2,000	$238
Net Loss	$(56,893)	$(131,737)

Our net loss for the three months ended May 31, 2014 was $56,893 compared to a net loss of $131,737 during the three months ended May 31, 2013.

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

Our net loss during the three months ended May 31, 2014 and 2013 was $0.00 per share and $0.00, respectively. The weighted average number of shares outstanding was 49,016,667 for the three month period ended May 31, 2014.

Liquidity and Capital Resources

Working Capital

	May 31, 2014	February 28, 2014

Current Assets	$21,014	$38,667
Current Liabilities	$1,755,130	$1,719,091
Working Capital	$(1,734,116)	$(1,680,414)

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

Cash Flows

	Three Months ended May 31, 2014		Three Months ended May 31, 2013

Cash Flows from (used in) Operating Activities		$(24,222)		$(124,421)
Cash Flows from (used in) Investing Activities	$	Nil	$	Nil
Cash Flows from (used in) Financing Activities	$	Nil		$121,421
Net Increase (decrease) in Cash During Period		$(24,222)		$(3,000)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2014, net cash flows used in operating activities was $24,222 consisting of a net loss of $56,893 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts payable and accrued liabilities). For the three month period ended May 31, 2013, net cash used in operating activities was $124,421 consisting of a net loss of $131,737 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts payable and accrued liabilities).

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

We have incurred net losses of $1,660,656 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the  Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: August 22, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 22, 2014	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)