Form 10-Q
period 2014-08-31
Falconridge Oil Technologies Corp.
filed 2014-10-23
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

49,016,667 common shares issued and outstanding as of October 22, 2014.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and six month periods ended August 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MANAGEMENT'S COMMENTS ON UNAUDITED
INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of our company for the year ended February 28, 2014 and notes thereto contained in the information as part of our company’s Annual Report on Form 10-K filed with the SEC on June 13, 2014. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
(Unaudited)

	August 31,	February 28,
	2014	2014
ASSETS

Current
Cash	$979	$26,797
Accounts receivable	10,601	11,880

Total current assets	11,580	38,677

Property & equipment net of accumulated depreciation of $3,411 (2014 - $2,630)	4,298	5,080
Oil and gas properties net of accumulated depletion of $31,794 (2014 - $27,094)	97,196	101,896
Unproved oil and gas properties	289,353	289,353

Total assets	$402,427	$435,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$219,876	$139,519
Accrued liabilities	49,272	47,482
Loan payable - related party	1,462,090	1,462,090
Loan payable	70,000	70,000

Total current liabilities	1,801,238	1,719,091

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value,450,000,000 shares authorized,
49,016,667 shares issued and outstanding as of August 31, 2014 and February 28, 2014	49,017	49,017
Additional paid in capital	270,661	270,661
Accumulated deficit	(1,718,489)	(1,603,763)

Total stockholders' deficit	(1,398,811)	(1,284,085)

Total liabilities and stockholders' deficit	$402,427	$435,006

The accompanying unaudited notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013

Oil & Gas revenue	$1,497	$4,929	$7,820	$10,052

Expenses
General and administrative	55,039	126,007	113,064	254,835
Depreciation, amortization and depletion	2,291	3,153	5,482	10,947
	57,330	129,160	118,546	265,782
Other income (expense)
Gain on disposal of equipment	-	3,428	-	3,428
Interest expense	(2,000)	(2,324)	(4,000)	(2,562)

Net loss	$(57,833)	$(123,127)	$(114,726)	$(254,864)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	49,016,667	48,750,000	49,016,667	48,750,000

The accompanying unaudited notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the six months ended August 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities
Net loss	$(114,726)	$(254,864)
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	5,482	10,947
Gain on oil and gas interest received	-	(3,428)
Accounts receivable	1,279	21,304
Accounts payable and accrued liabilities	82,147	14,715
Net cash used in operating activities	(25,818)	(211,326)

Cash flows from investing activities
Cash received in acquisition	-	16,455

Cash flows from financing activities
Advances from related party	-	183,286
Cash received from debt issuance	-	400,000
Net cash from financing activities	-	583,286

Net change in cash	(25,818)	388,415
Cash, beginning of period	26,797	3,375

Cash, end of period	$979	$391,790

Supplemental disclosure of cash flow information:

Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

The accompanying unaudited notes are an integral part of these financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the six months ended August 31, 2014 and 2013
(Unaudited)

1.         Incorporation and nature of operations

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

4.         Related party payable – First World Trade Corporation

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at August 31, 2014, FWT has advanced the Company $1,462,090 (2013 - $1,388,624) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

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

Effective July 2, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our company’s name from “Ameriwest Petroleum Corp.” to “Falconridge Oil Technologies Corp.” by way of a merger with our wholly-owned subsidiary Falconridge Oil Technologies Corp., which was formed solely for the change of name.

The name change became effective with the OTCBB at the opening of trading on July 2, 2013 and our stock symbol changed from “AWSS” to “FROT” to better reflect the new name of our company.

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

We may be unable to secure any debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, although we agreed to complete the above financings, where we are unable to complete any of the financings in the agreement, there will not be any real consequences on the parties of the agreement. The value of the agreement to provide such financings is the use of commercially best efforts to fulfill the financings and demonstrating the need for financings to occur for our business to be successful.

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

To date we have performed our TST services on only two wells. The Admiralty well continues to perform and is declining in production as expected. The SEG Well 6-21 Nipisi continues to have an extremely high water cut. The operator is continuing to pump the well aggressively on the hope that the water cut will decline and profitable oil production will result. We will revisit this situation at the end of the year.

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

The financial risk we assume is part of our capital program to oil and gas well owner/operators. We understand that many operators cannot afford EORT (enhanced oil recovery techniques) despite the fact that they have assets that could perform at higher levels. Our program is made available to selected clients only after a detailed engineering and geological review of their asset. If it is confirmed that there will be a significant increase in production, then we enter into an agreement with the operator where in return for a GORR (gross overriding royalty) we will provide all the capital necessary to apply the TST technology to their asset. We assume all the financial risk. There will be significant covenants in our agreement with our client, such as the right to audit and the right to replace the operator should we ascertain a default in the agreement. Our program is designed to ensure capital repayment from the GORR within 12 months and then a cashflow uninhibited by operational costs of the well operator for the life of the well.

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

In October 2011, Falconridge Ontario contracted with a third party to perform a workover of a well using TST. As payment, we received a royalty interest upon completion in February 2012. The value of the royalty interest obtained was fair valued based on our reserve report, which was deemed to be $128,990. We accounted for this royalty interest received as service revenues and capitalized the amount as oil and gas property. Falconridge performed its services on a second well in December of 2013. Our technology again proved its ability to slice into the formation with significant success. However, despite the successful demonstration of the TST’s ability, the well, to date, has produced a significant amount of water.

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

Results of Operations

Three and Six Month Periods Ended August 31, 2014 Compared to the Three and Six Month Periods Ended August 31, 2013.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended August 31, 2014 and 2013.

Expenses

Our operating expenses for the three and six months ended August 31, 2014 and 2013 are summarized as follows:

	Three Months Ended August 31,			Six Months Ended August,
	2014		2013	2014		2032

Oil & Gas Revenue		$1,497	$4,929		$7,820	$10,052
General and administrative expenses		$55,038	$126,007		$113,064	$254,835
Depreciation, Amortization and Depletion		$2,291	$3,153		$5,482	$10,947
Loss (Gain) on disposal of capital assets	$	Nil	$(3,428)	$	Nil	$(3,428)
Interest Expense		$2,000	$2,324		$4,000	$2,562
Net Loss		$(57,833)	$(123,127)		$(114,726)	$(254,864)

Our net loss for the three months ended August 31, 2014 was $57,833 compared to a net loss of $123,127 during the three months ended August 31, 2013.

Our net loss for the six months ended August 31, 2014 was $114,726 compared to a net loss of $254,864 during the six months ended August 31, 2013.

During the three months ended August 31, 2014, we incurred operating expenses of $57,330 compared to operating expenses of $129,160 during the three months ended August 31, 2013. The decrease in operating expenses were generally related to a decrease in general and administrative expenses.

During the six months ended August 31, 2014, we incurred operating expenses of $118,546 compared to operating expenses of $265,782 during the six months ended August 31, 2013. The decrease in operating expenses were generally related to decreases in general and administrative expenses and depreciation, amortization and depletion.

Our net loss during the three months ended August 31, 2014 and 2013 was $0.00 per share and $0.01, respectively. The weighted average number of shares outstanding was 49,016,667 for the three month period ended August 31, 2014.

Our net loss during the six months ended August 31, 2014 and 2013 was $0.00 per share and $0.01, respectively. The weighted average number of shares outstanding was 49,016,667 for the six month period ended August 31, 2014.

Liquidity and Capital Resources

Working Capital

	August 31, 2014	February 28, 2014

Current Assets	$11,580	$38,667
Current Liabilities	$1,801,238	$1,791,091
Working Capital	$(1,789,658)	$(1,752,424)

As of August 31, 2014, our current assets were $11,580 and our current liabilities were $1,801,238 which resulted in a working capital deficit of $1,789,658. As of August 31, 2014, current assets were comprised of $979 in cash and $10,601 in accounts receivable compared to $26,797 in cash and $11,880 in accounts receivable at February 28, 2014. As of August 31, 2014, current liabilities were comprised of $219,876 in accounts payable, $49,272 in accrued liabilities, $1,462,090 in loans from related parties and $70,000 in loans payable.

Cash Flows

	Six Months ended August 31, 2014		Six Months ended August 31, 2013

Cash Flows from (used in) Operating Activities		$(25,818)	$(211,326)
Cash Flows from (used in) Investing Activities	$	Nil	$16,455
Cash Flows from (used in) Financing Activities	$	Nil	$583,286
Net Increase (decrease) in Cash During Period		$(25,818)	$388,415

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2014, net cash flows used in operating activities was $25,818 consisting of a net loss of $114,726 and was  offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts receivable and accounts payable and accrued liabilities). For the six month period ended August 31, 2013, net cash used in operating activities was $211,325 consisting of a net loss of $254,864 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts receivable, accounts payable and accrued liabilities).

Cash Flows from Investing Activities

For the six months ended August31, 2014 we did not have any investing activities whereas we received $16,455 in investing activities for the six months ended August 31, 2013 in the form of cash received due to the acquisition of our subsidiary.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the six months ended August 31, 2014, we generated $Nil from financing activities. For the six months ended August 31, 2013, we generated $583,286 from financing activities.

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

We have incurred net losses of $114,726 during the six months ended August 31, 2014. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

We anticipate that our expenses over the next 12 months (beginning September 2014) will be approximately $2,744,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.2	Bylaws of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013)

(4)	Instrument Defining the Right of Holders, Including Indentures

4.1	Form of Share Certificate (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

Exhibit Number	Exhibit Description

(10)	Material Contracts

10.1	Services and Gross Overriding Royalty Agreement dated October 7, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014) ***

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

10.5	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31 , 2014)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Amended Annual Report on Form 10-K/A filed on June 16, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be filed by amendment.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: October, 23, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 23, 2014	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)