Form 10-Q/A
period 2014-08-31
Falconridge Oil Technologies Corp.
filed 2014-10-24
CIK 1401859

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended August 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 23, 2014 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: October 24, 2014	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 24, 2014	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)