Form 10-Q
period 2014-11-30
Falconridge Oil Technologies Corp.
filed 2015-01-16
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

49,016,667 common shares issued and outstanding as of January 15, 2014.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and nine month periods ended November 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

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

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
(Unaudited)

	November 30,	February 28,
	2014	2014
ASSETS

Current
Cash	$21,688	$26,797
Accounts receivable	4,999	11,880

Total current assets	26,687	38,677

Property & equipment net of accumulated depreciation of $3,802 (2014 - $2,630)	3,907	5,080
Oil and gas properties net of accumulated depletion of $33,694 (2014 - $27,094)	95,296	101,896
Unproved oil and gas properties	307,657	289,353

Total assets	$433,547	$435,006

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current
Accounts payable	$391,938	$139,519
Accrued liabilities	73,655	47,482
Loan payable - related party	1,485,767	1,462,090
Loan payable	70,000	70,000

Total current liabilities	2,021,360	1,719,091

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 450,000,000 shares authorized,
49,016,667 shares issued and outstanding as of November 30, 2014 and February 28, 2014	49,017	49,017
Additional paid in capital	270,661	270,661
Deficit	(1,907,491)	(1,603,763)

Total stockholders' deficit	(1,587,813)	(1,284,085)

Total liabilities and stockholders' deficit	$433,547	$435,006

The accompanying unaudited notes are an integral part of these unaudited financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	November 30	November 30	November 30	November 30
	2014	2013	2014	2013

Oil and gas revenue	$2,990	$6,470	$10,810	$16,522

Expenses
General and administrative	186,682	90,830	299,746	345,665
Depreciation, amortization and depletion	2,291	2,947	7,773	13,894

Total operating expenses	188,973	93,777	307,519	359,559

Other income (expense)
Gain on disposal of equipment	—	—	—	3,428
Interest expense	(3,019)	(8,028)	(7,019)	(10,591)

Net loss	$(189,002)	$(95,335)	$(303,728)	$(350,200)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding – basic and diluted	49,016,667	48,750,000	49,016,667	37,759,091

The accompanying unaudited notes are an integral part of these unaudited financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	November 30,	November 30,
	2014	2013
Cash flows from operating activities
Net loss	$(303,728)	$(350,200)
Adjustment to reconcile net loss to net cash used in operations
Depreciation, amortization and depletion	7,773	13,894
Gain on disposal of equipment	—	(3,428)
Accounts receivable	6,881	24,025
Accounts payable and accrued liabilities	252,419	49,352
Accrued expenses	26,173	(10,842)
Net cash used in operating activities	(10,482)	(277,199)

Cash flows from investing activities
Investment in oil and gas properties	(18,304)	—
Cash received in acquisition	—	16,455
Net cash provided by (used in) investing activities	(18,304)	16,455

Cash flows from financing activities
Advances from related party	23,677	196,088
Cash received from debt issuance	—	400,000

Net cash provided by financing activities	23,677	596,088

Net change in cash	(5,109)	335,344
Cash, beginning of period	26,797	3,375

Cash, end of period	$21,688	$338,719

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$—
Cash paid during the year for interest	$—	$—

Non-cash investing and financing disclosures:
Capital lease obligation payments made by related party	$—	$9,600
Acquisition of Falconridge Oil Technologies	$—	$116,378
Capital lease obligation released by shareholders	$—	$41,684

The accompanying unaudited notes are an integral part of these unaudited financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the nine months ended November 30, 2014
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

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the nine months ended November 30, 2014
(Unaudited)

3.          Going Concern

As shown in the accompanying financial statements, we have incurred net losses of $1,907,491 since inception. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.          Related party payable – First World Trade Corporation

First World Trade Corporation (“FWT”) is controlled by a shareholder of the Company.  As at November 30, 2014, FWT has advanced the Company $1,485,767 (February 28, 2014 - $1,452,090) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

5.          Subsequent Events

On December 29, 2014, the Company entered into a convertible loan agreement with Quezon Group LLC.  Pursuant to the agreement, Quezon Group loaned the Company an aggregate of $25,000.  In exchange, the Company issued a promissory note in an aggregate of $25,000 plus 10% interest per annum due on December 28, 2015.  The promissory is convertible into common shares of the Company at a deemed conversion price of the closing price per share of the Company’s common shares on the OTCQB on the day notice is given by Quezon Group.

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

On June 20, 2013, we entered into a letter of intent for a share exchange transaction and acquisition with Falconridge Oil Ltd., an Ontario, Canada corporation, and its shareholders. Pursuant to the terms of the agreement, we agreed to acquire all 100 issued and outstanding shares of Falconridge Ontario’s common stock in exchange for the issuance by our company of 29,250,000 shares of our common stock to the shareholders of Falconridge Ontario.

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

After a term of 14 months, this agreement was to terminate with 30 days of advance notice. As of December 1, 2013, this agreement was renewed by mutual consent and signature by both parties and continues on a year to year basis as neither party received notice of termination of this agreement. Pursuant to the agreement, HSC and our company signed a letter of renewal dated April 17, 2014 to evidence mutual consent to extend the license agreement until December 31, 2014 and has subsequently extended the agreement to December 31, 2015.

On October 15, 2014, we entered into an agreement with LiveCall Investor Relations Company. Pursuant to this agreement, LiveCall is to provide us with investor relation services for a term of three months. In exchange for the services provided by LiveCall, we are to compensate LiveCall with an initial non-refundable fee of $7,500 and $2,500 per month. The term of this agreement will be automatically extended on a monthly basis after the term of three months unless 30 days of written notice is given by either party.

Results of Operations

Three and Nine Month Periods Ended November 30, 2014 Compared to the Three and Nine Month Periods Ended November 30, 2013.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended November 30, 2014 and 2013.

Expenses

Our operating expenses for the three and nine months ended November 30, 2014 and 2013 are summarized as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2014		2013		2014		2013

Oil and Gas Revenue		$2,990		$6,470		$10,810	$16,522
General and administrative expenses		$186,682		$90,830		$299,746	$345,665
Depreciation, amortization and depletion		$2,291		$2,947		$7,773	$13,894
Loss (Gain) on disposal of capital assets	$	Nil	$	Nil	$	Nil	$(3,428)
Interest Expense		$3,019		$8,028		$7,019	$10,591
Net Loss		$(189,002)		$(95,335)		$(303,728)	$(350,200)

Our net loss for the three months ended November 30, 2014 was $189,002 compared to a net loss of $95,335 during the three months ended November 30, 2013.

Our net loss for the nine months ended November 30, 2014 was $303,728 compared to a net loss of $350,200 during the nine months ended November 30, 2013.

During the three months ended November 30, 2014, we incurred operating expenses of $188,973 compared to operating expenses of $93,777 during the three months ended November 30, 2013. The increase in operating expenses were generally related to an increase in general and administrative expenses.

During the nine months ended November 30, 2014, we incurred operating expenses of $307,519 compared to operating expenses of $359,559 during the nine months ended November 30, 2013. The decrease in operating expenses were generally related to decreases in general and administrative expenses and depreciation, amortization and depletion.

Our net loss during the three months ended November 30, 2014 and 2013 was $0.01 per share and $0.00, respectively. The weighted average number of shares outstanding was 49,016,667for the three month period ended November 30, 2014.

Our net loss during the nine months ended November 30, 2014 and 2013 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 49,016,667 for the nine month period ended November 30, 2014.

Liquidity and Capital Resources

Working Capital

	November 30, 2014	February 28, 2014

Current Assets	$26,687	$38,677
Current Liabilities	$2,021,360	$1,719,091
Working Capital	$(1,994,673)	$(1,680,414)

As of November 30, 2014, our current assets were $26,687 and our current liabilities were $2,021,360 which resulted in a working capital deficit of $1,994,673. As of November 30, 2014, current assets were comprised of $21,688 in cash and $4,999 in accounts receivable compared to $26,797 in cash and $11,880 in accounts receivable at February 28, 2014. As of November 30, 2014, current liabilities were comprised of $391,938 in accounts payable, $73,655 in accrued liabilities, $1,485,767 in loans from related parties and $70,000 in loans payable.

Cash Flows

	Nine Months ended November 30, 2014	Nine Months ended November 30, 2013

Cash Flows from (used in) Operating Activities	$(10,482)	$(277,199)
Cash Flows from (used in) Investing Activities	$(18,304)	$16,455
Cash Flows from (used in) Financing Activities	$23,677	$596,088
Net Increase (decrease) in Cash During Period	$(5,109)	$335,344

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2014, net cash flows used in operating activities was $10,482 consisting of a net loss of $303,728 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, gain on disposal of equipment, accounts receivable and accounts payable and accrued liabilities and accrued expenses). For the nine month period ended November 30, 2013, net cash used in operating activities was $277,199 consisting of a net loss of $350,200 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, gain on disposal of equipment, accounts receivable and accounts payable and accrued liabilities and accrued expenses).

Cash Flows from Investing Activities

For the nine months ended November 30, 2014 we used 18,304 in investing activities in the form of investment in oil and gas properties, whereas we received $16,455 from investing activities for the nine months ended November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the nine months ended November 30, 2014, we generated $23,677 from financing activities. For the nine months ended November 30, 2013, we generated $596,088 from financing activities.

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

We have incurred a net loss of $303,728 during the nine months ended November 30, 2014. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

We anticipate that our expenses over the next 12 months (beginning December 2014) will be approximately $2,744,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2014, we entered into an oral convertible loan agreement with Quezon Group LLC.  Pursuant to the agreement, Quezon Group loaned our company an aggregate of $25,000.  In exchange, we issued a promissory note in an aggregate of $25,000 plus 10% interest per annum due on December 28, 2015.  The promissory note is convertible into common shares of our company at a deemed conversion price of the closing price per share of our common shares on the OTCQB on the day notice is given by Quezon Group. The promissory note was issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.2	Bylaws of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013)

(4)	Instrument Defining the Right of Holders, Including Indentures

4.1	Form of Share Certificate (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

(10)	Material Contracts

10.1	Services and Gross Overriding Royalty Agreement dated October 7, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014) **

10.2
Agreement between Falconridge Ontario and Meadowbank Asset Management Inc. dated February 17, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #2 filed on December 16, 2013)

10.3	License Agreement with HydroSlotter Corporation of Canada dated October 1, 2012 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014) **

10.4
Share Exchange Agreement among Falconridge Oil Technologies Corp., Falconridge Oil Ltd. and the Shareholders of Falconridge Oil Ltd. dated August 2, 2013 (incorporated by reference to our Amended Registration Statement on Form S-1/A filed on October 23, 2013)

10.5	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31 , 2014)

10.8	Investor Relations Agreement dated October 15, 2014 between our company and LiveCall Investor Relations Company (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2014)

10.9	Promissory Note dated December 29, 2014 between our company and Quezon Group LLC (incorporated by reference to our Current Report on Form 8-K filed on January 12, 2015)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Amended Annual Report on Form 10-K/A filed on June 16, 2014)

Exhibit Number	Exhibit Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: January 16, 2015	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 16, 2015	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)