Form 10-K
period 2015-02-28
Falconridge Oil Technologies Corp.
filed 2015-06-15
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Registrant’s telephone number, including area code: (905) 771-6551

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 53,998,116 common shares as of June 8, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

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

The name change became effective with the OTCQB at the opening of trading on July 2, 2013 under the symbol “FROT”. On July 2, 2013, our stock symbol changed from “AWSS” to “FROT” to better reflect the new name of our company.

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

In connection with the share exchange agreement, we adopted a stock option plan on August 2, 2013 to issue options to purchase up to 10% of the issued and outstanding of our capital stock when the share exchange closed, being 4,875,000 shares, to our board members and management, at an exercise price of $1.50 per share or higher. When the options are granted, they vest quarterly over two years from the date of grant and shall expire 24 months from vesting. There have been no options granted pursuant to the plan as of the date of this Annual Report.

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

Effective January 22, 2014, we entered into a private placement agreement with one person, pursuant to which we issued 266,667 common shares in our capital stock at a purchase price of $1.50 per share, for total proceeds of $400,000, pursuant to the share exchange agreement.

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

On October 15, 2014, we entered into an agreement with LiveCall Investor Relations Company. Pursuant to this agreement, LiveCall is to provide us with investor relation services for a term of three months.  In exchange for these services provided by LiveCall, we are to compensate LiveCall with an initial non-refundable fee of $7,500 and $2,500 per month. The term of this agreement will be automatically extended on a monthly basis after the term of three months unless 30 days of written notice is given by either party. As of the date of this Annual report, the LiveCall continues to provide services to our company.

Effective January 23, 2015, Mr. William Muran resigned as a Director of our company. Mr. Muran’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Our board of directors now consists of Mark Pellicane, Al Morra and Carl Meaney.

On February 20, 2015, we filed a Certificate of Amendment with the Nevada Secretary of State to create 450,000,000 shares of preferred stock, par value $0.001.  The Certificate of Amendment will be effective with the Nevada Secretary of State on February 23, 2015.

On February 20, 2015, we filed a Certificate of Designation with the Nevada Secretary of State designating 10,000,000 shares of our preferred stock as Series A Preferred Stock, which series shall have certain designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions, in particular, it shall have the following voting rights:

Each share of Series A Preferred Stock shall entitle the holder to one (1) votes for each share of Series A Preferred Stock.  In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to one vote per share. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. The holders of the Series A Preferred Stock shall share ratably, with the holders of common stock, in any dividends that may, from time to time may be declared by the board of directors.  The holders of the Series A Preferred Stock shall rank pari passu with the holders of common stock in respect of all rights in liquidation, dissolution or winding up with all of said assets being distributed among the holders of the Series A Preferred Stock and other classes of stock ranking pari passu with the Series A Preferred Stock.  The holders of the Series A Preferred Stock shall have the right to convert at any time all or any portion of the shares of Series A Preferred Stock held by such person into a number of fully paid and nonassessable shares of Common Stock equal to 1,000 (one thousand) shares of Common Stock for each 1 (one) share of Series A Preferred Stock being converted (the “Conversion Ratio”), provided that the Company has a sufficient number of authorized shares of Common Stock for such conversion

On April 1, 2015, our directors approved the adoption of the 2015 Stock Plan which permits our company to issue up to 4,900,000 shares of our common stock to directors, officers, employees and consultants of our company under the 2015 Stock Plan.  We have issued 4,840,000 shares pursuant to this plan.

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

After a term of 14 months, this agreement was to terminate with 30 days of advance notice.  As of December 1, 2013, this agreement was renewed by mutual consent and signature by both parties and continues on a year to year basis as neither party received notice of termination of this agreement. Pursuant to the agreement, this agreement was renewed for another year until December 31, 2015.

Placement Agent

On December 10, 2014, we entered into a placement agent agreement with Empire State Financial, Inc. (“Empire”), whereupon Empire will be our non-exclusive agent in equity financings on a best efforts basis in exchange we will be compensating Empire with:

a.	8% of any related aggregate financing closing payable in cash; and
b.	4% of any related aggregate financing closing payable in common shares of our company.

On January 14, 2015, we entered into a placement agent agreement with Almorli Advisors Inc., whereupon Almorli Advisors will be our non-exclusive agent in equity financings on a best efforts basis in exchange we will be compensating Almorli Advisors with a cash fee of 8% of the total capital provided to our company.

Loan Agreement with Quezon Group, LLC

On December 29, 2014, we issued a convertible note to Quezon Group LLC.  Pursuant to the note issuance, Quezon Group loaned our company an aggregate of $25,000.  In exchange, we issued a promissory note in an aggregate of $25,000 plus 10% interest per annum due on December 28, 2015.  The promissory note issued by us is convertible into common shares of our company at a deemed conversion price of the closing price per share of our common shares on the OTCQB on the day notice is given by Quezon Group.

Loan Agreement with Dutchess Capital Management, II, LLC

On January 25, 2015, we entered into a letter of intent with Dutchess Capital Management, II, LLC. Pursuant to the letter of intent, Dutchess Capital would enter into an agreement on completion of due diligence to provide an equity line of $25,000,000 over 36 months after a registration statement of our company is effective to register our common shares to be purchased by Dutchess at a price of 95% of the lowest daily volume weighted average price the five consecutive trading days immediately before the drawdown by us that is to be drawn down at our option at either a maximum of either:

1.	$250,000; or
2.	200% of the average daily dollar volume using the three trading days prior to the drawdown date.

We compensated Dutchess for entering into the letter of intent and for completing due diligence with $15,000 to be paid in restricted common shares of our company priced at 33% of the lowest volume weight average price with the last 10 days upon execution of the letter of intent. As of January 27, 2015, we issued 113,949 of our common shares to Dutchess at a fair value price of $0.44 per common share pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On completion of due diligence by Dutchess, our company exercised its discretion to not enter into a definitive agreement with Dutchess at this time.

Loan Agreement with Union Capital, LLC

On February 3, 2015, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union Capital agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note.  On February 17, 2015, Union Capital funded an aggregate investment of $52,500 to us pursuant to our agreement.  Therefore, we issued Union Capital a convertible promissory note with 8% interest commencing February 3, 2015 and due February 3, 2016 and convertible into common shares on a cashless basis at a price equal to 65% of the average of the two lowest bids on the 20 trading days before a notice to convert.

Loan Agreement with LG Capital Funding, LLC

We entered into a securities purchase agreement dated as of February 11, 2015 with LG Capital Funding, LLC, pursuant to which LG Capital agreed to provide our company with an aggregate investment of $78,750 in consideration of our issuance of convertible promissory notes.

On February 17, 2015, LG Capital funded an aggregate investment of $78,750 to us.  Therefore, we issued LG Capital a convertible promissory note with 8% interest commencing February 11, 2015 and due February 11, 2016 and convertible into common shares on a cashless basis at a price equal to 65% of the average of the two lowest bids on the 20 trading days before a notice to convert.

Loan Agreement with Adar Bays, LLC

We entered into a securities purchase agreement dated as of February 3, 2015 with Adar Bays, LLC, pursuant to which Adar Bays agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of convertible promissory notes.

On February 19, 2015, Adar Bays funded an aggregate investment of $52,500 to us.  Therefore, we issued Adar Bays a convertible promissory note with 8% interest commencing February 3, 2015 and due February 3, 2016 and convertible into common shares on a cashless basis at a price equal to 65% of the average of the two lowest bids on the 20 trading days before a notice to convert.

Loan Agreement with Iconic Holdings, LLC

We entered into a securities purchase agreement dated February 17, 2015 with Iconic Holdings, LLC, pursuant to which Iconic Holdings agreed to provide our company with an aggregate investment of $165,000 and up to $550,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On February 20, 2015, Iconic Holdings funded an aggregate investment of $100,000 to us.  Therefore, we issued Iconic Holdings a convertible promissory note with 10% interest due February 17, 2016 and convertible into common shares on a cashless basis at a price of the lower of 60% of the average of the lowest bids on the 20 trading days before a notice to convert.

Amended Agreement with Empire

On March 15, 2015, we entered into an agreement with Empire, we agreed that pursuant the above agreement dated December 10, 2014, that our company would compensation Empire, for the financing between us and Iconic on for an aggregate of $165,000, with 27,500 common shares of the Company (the “Commission Shares”) at a fair value price of $0.40 being 4% of the financing.

As of March 22, 2015, we issued 27,500 common shares of our company to Empire pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Loan Agreement with EMA Financial, LLC

On April 16, 2015, we entered into a securities purchase agreement with EMA Financial, LLC, pursuant to which EMA Financial agreed to provide our company with an aggregate of $100,000 in consideration of our issuance of a convertible promissory note.

Concurrently, EMA Financial funded an aggregate investment of $100,000 to us pursuant to our agreement.  Therefore, we issued EMA Financial a convertible promissory note with 12% interest commencing April 16, 2015 and due April 16, 2016 and convertible into common shares on a cashless basis at a price equal to 60% of the lowest bid on the 20 trading days before a notice to convert by EMA Financial.

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

We have yet to establish any history of profitable operations and, as at February 28, 2015, have incurred a net loss of $2,145,294 since our inception on May 7, 2010. Our business operations began in 2010 and have resulted in net losses in each year. We have generated only nominal revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future. Our profitability will require the successful commercialization and sales of our planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended February 28, 2015 and February 28, 2014 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the years ended February 28, 2015 and February 28, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCQB quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

Our common stock is currently quoted on the OTCQB. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the OTCQB. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTCQB listing of our common stock. If we are unable to maintain our listing on the OTCQB, the market liquidity of our common stock may be severely limited.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “FROT”. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The first trade of our shares was on September 9, 2013.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High1(1)	Low(1)

May 31, 2015	$0.16	$0.014
February 28, 2015	$1.21	$0.12
November 30, 2014	$1.32	$0.40
August 31, 2014	$1.11	$0.36
May 31, 2014	$1.15	$0.99
February 28, 2014	$1.85	$1.05
November 30, 2013	$2.61	$0.30
August 31, 2014(2)	n/a	n/a

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	There were no trades prior this period. The first trade of our shares was on September 9, 2013.

As of June 8, 2015, we have 16 shareholders of record. As of such date, 53,998,116 shares of our common stock were issued and outstanding.

Our transfer agent is Action Stock Transfer.  Their mailing address is 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On January 25, 2015, we entered into a letter of intent with Dutchess Capital Management, II, LLC. Pursuant to the letter of intent, Dutchess Capital would enter into an agreement on completion of due diligence to provide an equity line of $25,000,000 over 36 months after a registration statement of our company is effective to register our common shares to be purchased by Dutchess at a price of 95% of the lowest daily volume weighted average price the five consecutive trading days immediately before the drawdown by us that is to be drawn down at our option at either a maximum of either:

1.	$250,000; or
2.	200% of the average daily dollar volume using the three trading days prior to the drawdown date.

We compensated Dutchess for entering into the letter of intent and for completing due diligence with $15,000 to be paid in restricted common shares of our company priced at 33% of the lowest volume weight average price with the last 10 days upon execution of the Term Sheet. As of January 27, 2015, we issued 113,949 of our common shares to Dutchess at a fair value of $0.44 per common share pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On completion of due diligence by Dutchess, our company exercised its discretion to not enter into a definitive agreement with Dutchess at this time.

Equity Compensation Plans

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

On April 1, 2015, our directors approved the adoption of our 2015 Stock Option Plan which permits our company to grant up to 4,900,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Awards under our 2015 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

As of February 28, 2015, we do not have any outstanding stock options.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended February 28, 2015.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2015 and 2014.

Our operating results for the years ended February 28, 2015 and 2014 are summarized as follows:

	Year Ended
	February 28,
	2015	2014

Revenues	$11,733	$19,029
Operating expenses	$521,661	$474,608
Interest expense (income)	$18,324	$1,897
Net loss	$(562,520)	$(457,476)

Revenues for the year ended February 28, 2015 were $11,733 as compared to $19,029 for the comparative period in 2014. The $7,296 decrease in our revenues is primarily due to a decrease in our oil and gas revenue.

Expenses

Our operating expenses for the years ended February 28, 2015 and 2014 are outlined in the table below:

	Year Ended
	February 28,
	2015		2014

Oil and gas revenue		$11,733		$19,029

General and administrative		$265,284		$461,558
Depreciation, amortization and depletion		$11,570		$16,478
Impairment of oil and gas property		$244,807		Nil
Gain on disposal of capital assets	$	Nil		$(3,428)
Interest expense (income)		$18,324		$1,897
Loss on derivative liability		$34,268	$	Nil
Net loss		$(562,520)		$(457,476)

Our net loss for the year ended February 28, 2015 was $562,520 compared to a net loss of $457,476 during the year ended February 28, 2014.

During the year ended February 28, 2015, we incurred operating expenses of $521,661 compared to operating expenses of $474,608 during the year ended February 28, 2014. The increase in operating expenses were generally related to impairment of our oil and gas property.

Liquidity and Capital Resources

Working Capital

	At	At
	February 28,	February 28,
	2015	2014

Current Assets	$344,047	$38,677
Current Liabilities	$1, 982,051	$1,563,091
Working Capital (Deficit)	$(1,638,004)	$(1,524,414)

Our current assets as of February 28, 2015 were $344,047 as compared to current assets of $38,677 as of February 28, 2014. The increase was primarily due to an increase in cash. As of February 28, 2015, we had a working capital deficit of $1,638,004 compared to a working capital deficit of $1,524,414 as of February 28, 2014.

Cash Flows

	Year Ended
	February 28,
	2015		2014

Net Cash Provided by (Used in) Operating Activities		$(170,917)	$(390,739)
Net Cash Provided by (Used in) Investing Activities	$	Nil	$(192,505)
Net Cash Provided by (Used in) Financing Activities		$352,850	$584,613
Increase (Decrease) in Cash and Cash Equivalents During the Period		$206,754	$23,422

Operating Activities

Cash used in operating activities was $170,917 for the fiscal year ended February 28, 2015 compared to cash used in operating activities of $390,739 for the fiscal year ended February 28, 2014. The decrease in cash used in operating activities was primarily due to an increase in our net loss offset by decreases in depreciation, amortization and depletion, impairment of oil and gas property, and increases in accounts receivable and accounts payable and accrued liabilities.

Investing Activities

We used cash of $Nil in investing activities during the year ended February 28, 2015 compared to $192,505 in February 28, 2014.

Financing Activities

Cash provided from financing activities was $352,850 for the fiscal year ended February 28, 2015 compared to cash provided from activities of $584,613 for the fiscal year ended February 28, 2014. The decrease in cash from financing activities was primarily due to a decrease in advances from related parties and financing of our common shares issued.

Our cash balance at February 28, 2015 was $233,551 with $1,982,051 in outstanding liabilities. The outstanding liabilities consist of $258,810 in accounts payable, $52,948 in accrued liabilities, $1,192,275 in a loan payable to a related party, convertible note payable of $38,674 (net of a discount of $335,076), derivative liabilities of $369,344 and $70,000 in a loan payable to an unrelated party. Management believes our current cash balance may not be sufficient to fund our operating activities over the next 12 months.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2015, our company has an accumulated deficit of $2,166,283 since inception. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended February 28, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Mergers and acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values with limited exceptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded.

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

Allowance for doubtful accounts

Our company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of February 28, 2015 and 2014, no allowance for doubtful accounts was recorded.

Oil and gas operations

Our company applies the successful efforts method of accounting for oil and gas properties.  Under the successful efforts method exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred.  Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well.  If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.  An acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities.  Significant undeveloped leases are assessed individually for impairment based on our company’s current exploration plans and a valuation allowance is provided if impairment is indicated.  During the year our company determined that the Sabanero well was impaired due to a lack of production and no plans to invest further in the well and therefore wrote off $244,807, being the costs expended on the well.

Proved oil & gas property impairment

When circumstances that an asset may be impaired, our company compares expected undiscounted future cash flows at the field level to the unamoritzed capitalized cost of the asset.  If the future undiscounted cash flows, based on our company’s estimate of future natural gas and oil prices and anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is calculated by discounting the future cash flows at an appropriate risk- adjusted discount rate.  During the years ended February 28, 2015 and February 28, 2014, our company did not have any impairment on its proved properties.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended February 28, 2015 and 2014 was $189 and $6,321 respectively.

Depletion and amortization

Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves. Depletion expense for the years ended February 28, 2015 and 2014 was $11,381 and $10,157 respectively.

Asset retirement obligations

Our company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires our company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2015 and 2014, our company has not recorded any asset retirement obligations.

Impairment of long-lived assets

Our company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. Our company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Our company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As of February, 2015 and 2014, no impairment was recorded.

Derivative financial instruments

Our company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. Our company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

The accounting treatment of derivative financial instruments requires that our company record the conversion option at its fair value as of the inception date of the agreements, and at fair value as of each subsequent balance sheet date.

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

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company's common stock, and are classified within Level 3 of the valuation hierarchy.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3	Gains/(Losses)

Derivative liabilities	$-	$-	$369,344	$(34,268)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2014.

	Level 1	Level 2	Level 3	Gains/(Losses)

Derivatives liabilities	$-	$-	$-	$-

As of February 28, 2015 the Company had a derivative liability amount of $369,344 (2014 - $Nil) which was classified as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of  $34,268 (2014 - $Nil).

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

Equity instruments issued to parties other than employees for acquiring goods or services.

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

February 28, 2015 and 2014

Falconridge Oil Technologies Corp.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Falconridge Oil Technologies Corp.
Richmond Hill, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Falconridge Oil Technologies Corp. and its subsidiaries (collectively, "the Company") as of February 28, 2015 and 2014 and the related consolidated statements of operations and comprehensive income,, stockholders' deficit and cash flows for the years ended February 28, 2015 and 2014.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Falconridge Oil Technologies Corp. and its subsidiaries as of February 28, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting  principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements of the Company has not generated significant revenue and has a working capital deficit.  These conditions raise significant doubt about the Company's ability to continue as a going concern.  Management's plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey LLP
www.malonebailey.com
Houston, Texas
June 15, 2015

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at February 28, 2015 and February 28, 2014

	2015	2014
ASSETS

Current
Cash	$233,551	$26,797
Accounts receivable	2,714	11,880
Prepaid and other current assets	107,782	-
Total current assets	344,047	38,677

Property & equipment net of accumulated depreciation of $3,436 (2014 - $2,630)	2,809	5,080
Oil and gas properties net of accumulated depletion of $30,712 (2014 - $24,464)	72,322	91,896
Unproved oil and gas properties	-	260,353

Total assets	$419,178	$396,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$125,389	$124,519
Accounts payable related parties	133,421	-
Accrued liabilities	52,948	47,482
Loans payable - related parties	1,192,275	1,321,090
Derivative liability	369,344	-
Loan payable	70,000	70,000
Convertible notes payable, net of debt discount of $335,076	38,674	-
Total current liabilities	1,982,051	1,563,091

Total liabilities	1,982,051	1,563,091

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 450,000,000 shares authorized
Nil shares issued and outstanding
Common stock, $.001 par value, 450,000,000 shares authorized;
49,130,616 and 49,016,667shares issued and outstanding as of February 28, 2015 and February 28, 2014	49,131	49,017
Additional paid in capital	320,969	270,661
Deficit	(2,166,283)	(1,603,763)
Accumulated other comprehensive income	233,310	117,000

Total stockholders' deficit	(1,562,873)	(1,167,085)

Total liabilities and stockholders' deficit	$419,178	$396,006

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended February 28, 2015 and 2014

	2015	2014

Oil & gas revenue	$11,733	$19,029

Expenses
General and administrative	265,284	461,558
Depreciation, amortization and depletion	11,570	16,478
Impairment of oil and gas property	244,807	-
Gain on disposal of capital assets	-	(3,428)

Total operating expense	521,661	474,608

Other income (expense)	(509,928)	(455,579)

Interest expense	(18,324)	(1,897)
Loss on derivative liability	(34,268)	-

	(52,592)	(1,897)

Net Loss	$(562,520)	$(457,476)

Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	49,016,667	48,772,222

Comprehensive income (loss)
Net Loss	$(562,520)	$(457,476)
Currency translation adjustment	116,310	117,000

Total comprehensive income (loss)	$(446,210)	$(340,476)

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Consolidated Statement of Stockholders' Deficit
For the Years Ended February 28, 2015 and 2014

					Total
			Additional		Comprehensive	Accumulated
	Common Stock		Paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit	(loss)	Deficit

Balances, February 28, 2013	29,250,000	$29,250	$(29,150)	$(1,146,287)	$-	$(1,146,187)

Shares issued to acquire

Falconridge Oil Technologies Corp.	19,500,000	19,500	(99,922)	-	-	(80,422)

Common stock issued	266,667	267	399,733	-	-	400,000

Currency translation adjustment	-	-	-	-	117,000	117,000

Net loss	-	-	-	(457,476)	-	(457,476)

Balances, February 28, 2014	49,016,667	49,017	270,661	(1,603,763)	117,000	(1,167,085)

Common stock issued	113,949	114	50,308	-	-	50,422

Currency translation adjustment	-	-	-	-	116,310	116,310

Net loss	-	-	-	(562,520)	-	(562,520)

Balances, February 28, 2015	49,130,616	$49,131	$320,969	$(2,166,283)	$233,310	$(1,562,873)

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the Years Ended February 28, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net Loss	$(562,520)	$(457,476)
Adjustment to reconcile net loss to net cash used in operations
Amortization debt discount	16,226	-
Depreciation, amortization and depletion	11,570	16,478
Impairment of oil and gas property	244,807	(3,428)
Change in fair value of derivative liability	34,268	-
Changes in working capital
Accounts receivable	9,166	20,637
Accounts payable and accrued liabilities	(46,964)	33,050
Prepaid and other current assets	(10,891)	-
Accounts payable - related parties	133,421	-

Net cash used in operating activities	(170,917)	(390,739)

Cash flows from investing activities
Investment in oil and gas property	-	(208,960)
Cash received on acquisition	-	16,455

Net cash used in investing activities	-	(192,505)

Cash flows from financing activities
Convertible notes payable	358,750	-
Advances from related party	22,000	184,613
Financing fees paid	(27,900)	-
Common stock issued	-	400,000

Net cash from financing activities	352,850	584,613

Effect of foreign currency	24,821	22,053

Net change in cash	206,754	23,422

Cash, beginning of period	26,797	3,375

Cash, end of period	$233,551	$26,797

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Acquisition of Falconridge Oil Technologies	$-	$116,378
Capital lease obligation payments made by related party	$-	$4,800
Capital lease obligation released by shareholders	$-	$41,684
Oil and Gas additions in accounts payable	$17,039	$80,393
Deferred financing costs via shares of common stock	$61,422	$-
Deferred financing cost via share liability	$11,000	$-
Addition of derivative liability/debt discount	$336,302	$-

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

1. Incorporation and nature of operations

Falconridge Oil Technologies Corp. (“the Company”) was incorporated on May 30, 2007 under the name Ameriwest Minerals Corp. on December 23, 2010, the Company changed its name to Ameriwest Petroleum Corp. by way of a merger with its wholly-owned subsidiary, Ameriwest Petroleum Corp., which was formed solely for the change of name.

Effective July 2, 2013, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), the Company changed its name from "Ameriwest Petroleum Corp." to "Falconridge Oil Technologies Corp." by way of a merger with its wholly-owned subsidiary Falconridge Oil Technologies Corp., which was formed solely for the change of name.

The name change became effective with the OTCBB at the opening of trading on July 2, 2013 under the symbol "FROT".  On July 2, 2103, the Company's stock symbol changed from "AWSS" to "FROT" to better reflect the new name of the Company.

The Company is an oil and gas technology company that specializes in identifying and accessing additional petroleum reserves that are usually left in the ground.  The Company's value proposition is extracting new resources from wells that have been assessed as uneconomic.  Most of the Company's projects will evolve depleted or low producing assets.  Assets are stimulated utilizing Terra Slicing Technology ("TST") for maximum effectiveness and productivity, essentially revitalizing the pre-existing well and establishing a flow rate with a significant percentage of its initial production.  Alternatively, TST may be utilized as part of a workover project or procedure.

Financial organization

On August, 2, 2013, the Company entered into a share exchange agreement with Falconridge Oil Ltd. (hereby referred to as “Falconridge Ontario”) whereby the Company consummated its acquisition of Falconridge Ontario by issuance of 29,250,000 shares of our common stock to the shareholders of Falconridge Ontario in exchange for 100 Falconridge Ontario shares.

Assets acquired, liabilities assumed and purchase consideration are as follows:

Cash	$16,455
Other assets	-
Liabilities assumed	(96,877)

Net liability charged to stockholders' deficit	$(80,422)

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

Further, pursuant to our share exchange agreement with Falconridge Ontario we are to provide:

a) a financing of debt or equity for $1,100,000, which is to close no later than 150 days from the closing of the share exchange and on mutually agreeable terms;

b) complete a private placement in the aggregate of $400,000 at $1.50 per share (for the purposes of furthering the business of Falconridge Ontario); and

c) complete an equity financing (the “EQUITY FINANCING”), using our commercially best efforts, of up to $6,000,000 for 4,000,000 units (each, a “UNIT”) at a price of no less than $1.50 per Unit. Each unit will consist of one common share in our capital stock and one-half of one whole warrant (each one whole warrant, a “FINANCING WARRANT”). Each Financing Warrant shall be exercisable into one share of our common stock at a price of no less than $3.00 per share for a period of 24 months from the date of issuance of the Financing Warrants. As a term to the Equity Financing, any party, who is successful in raising funds, with respect to the Equity Financing, from a private investor shall earn a cash commission of 7% and a commission of 5% payable in warrants (each, a “Commission Warrant”). Each Commission Warrant shall have the same terms as the Financing Warrants. If we are unable to complete the Equity Financing, then we may offer to Falconridge Ontario to complete a financing of up to $6,000,000 that may include debt, preferred shares of our company or a combination of the foregoing

Additionally, although we agreed to complete the above financings, we were only able to complete a private placement in the aggregate of $400,000 at $1.50 per share.  There will not be any real consequences on the parties of the agreement. The value of the agreement to provide such financings is the use commercially best efforts to fulfill the financings and demonstrating the need for financings to occur for our business to be successful.

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

In connection with the share exchange agreement, we adopted a stock option plan on August 2, 2013 to issue options to purchase up to 10% of the issued and outstanding of our capital stock when the share exchange closed, being 4,875,000 shares (the "Option"), to our board members and management , at an  exercise price of $1.50 per share or higher.  When the Options are granted, they vest quarterly over two years from the date of grant and shall expire 24 months from vesting.  No options have been issued under the plan to date.

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

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

Mergers and acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values with limited exceptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded.

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

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of February 28, 2015 and 2014, no allowance for doubtful accounts was recorded.

Oil and gas operations

The Company applies the successful efforts method of accounting for oil and gas properties.  Under the successful efforts method exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred.  Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well.  If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.  A acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities.  Significant undeveloped leases are assessed individually for impairment based on the Company's current exploration plans and a valuation allowance is provided if impairment is indicated.  During the year the Company determined that the attempt to revive the Sabanero well was not successful and the well was  impaired.  During the year ended February 28, 2015, the Company wrote off $244,807 being the costs expended on the well as the well was only pumping water and neither the operator nor the Company were prepared to invest any further into the well.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

Proved oil & gas property impairment

When circumstances that an asset may be impaired, the Company compares expected undiscounted future cash flows at the field level to the unamortized capitalized cost of the asset.  If the future undiscounted cash flows, based on the Company's estimate of future natural gas and oil prices and anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is calculated by discounting the future cash flows at an appropriate risk- adjusted discount rate.  During the years ended February 28, 2015 and February 28, 2014, the Company did not have any impairment on its proved properties.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended February 28, 2015 and 2014 was $189 and $6,321 respectively.

Depletion and amortization

Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.  Depletion expense for the years ended February 28, 2015 and 2014 was $11,381 and $10,239, respectively.

Asset retirement obligations

The Company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2015 and 2014, the Company has not recorded any asset retirement obligations.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. As of February 28, 2015 and 2014, no impairment was recorded.

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
The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company's common stock, and are classified within Level 3 of the valuation hierarchy.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3	Gains/(Losses)

Derivative liabilities	$-	$-	$369,344	$(34,268)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2014.

	Level 1	Level 2	Level 3	Gains/(Losses)

Derivatives liabilities	$-	$-	$-	$-

As of February 28, 2015 the Company had a derivative liability amount of $369,344 (2014 - $Nil) which was classified  as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of  $34,268 (2014 - $Nil).

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

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

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

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

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

3. Going concern

As shown in the accompanying financial statements, we have incurred net losses of $562,520 and $457,476 for the years ended February 28, 2015 and 2014, respectively.  In addition, we have an accumulated deficit of $2,166,283 and a working capital deficit of $1,638,004 as of February 28, 2015.  These conditions arise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4. Loans Payable - related parties

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at February 28, 2015, FWT has advanced the Company $1,160,000 (2014 - $1,310,816) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.  During 2015, Jeremy Yaseniuk, a shareholder of the company, advanced the company $22,000.  The loan is non-interest bearing and without specific terms of repayment.  William Muran, a shareholder of the Company, advanced the Company $10,274 (2014 - $10,274).   The loan is non-interest bearing and without specific terms of repayment.

As of February 28, 2015 and 2014, the Company owed accounts payables to related parties of $133,421 and $0, respectively.

5. Loan payable

	2015	2014

Loans payable bears interest at 6% per annum and was due December 31, 2013	$70,000	$70,000

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

6. Convertible notes payable

During 2015, the Company issued the following convertible notes payable.

The Company has determined that it needs to account for each of the Convertible Notes Payable issued as derivative liabilities and apply the provisions of ASC 815.

Quezon Group LLC $25,000 bearing interest at 10% per annum and matures December 28, 2015.  The note may be prepaid in whole or in part without penalty and is convertible into common shares at 100% of the closing price on the date of notice of conversion.  The Company received $25,000 on issuance.  The Company recorded a debt discount related to the day 1 fair value of the derivative liability of $2,552.

Union Capital LLC $52,500 bearing interest at 8% per annum and matures February 3, 2016.  The note may be prepaid up to 180 days from the date of issue with a prepayment penalty from 118% to 148% depending on date of prepayment and is Convertible into common shares at 65% of the average of the two lowest trading prices for the 20 days prior to giving notice of conversion.  The Company received $50,000 on issuance net of issuance fee of $2,500.  The Company recorded a debt discount related to the day 1 fair value of the derivative liability of $52,500

LG Capital Funding LLC $78,750 bearing interest at 8% per annum and matures February 11, 2016.  The note may be prepaid up to 180 days from the date of issue with a prepayment penalty from 118% to 148% depending on date of prepayment and is Convertible into common shares at 65% of the average of the two lowest trading prices for the 20 days prior to giving notice of conversion.  The Company received $75,000 on issuance net of issuance fee of $3,750.  The Company recorded a debt discount related to the day 1 fair value of the derivative liability of $78,750.

Adar Bays LLC $52,500 bearing interest at 8% per annum and matures February 3, 2016.  The note may be prepaid up to 180 days from the date of issue with a prepayment penalty from 118% to 148% depending on date of prepayment and is Convertible into common shares at 65% of the average of the two lowest trading prices for the 20 days prior to giving notice of conversion.  The Company received $50,000 on issuance net of issuance fee of $2,500.  The Company recorded a debt discount related to the day 1 fair value of the derivative liability of $52,500.

Iconic Holdings LLC $165,000 bearing interest at 8% per annum and matures February 17, 2016.  The note may be prepaid up to 180 days from the date of issue with a prepayment of 135% depending on date of prepayment and is Convertible into common shares at 60% of the average of the two lowest trading prices for the 20 days prior to giving notice of conversion.  The Company received $150,000 on issuance net of original issue discount of $15,000.  The Company recorded a debt discount related to the day 1 fair value of the derivative liability and the original issue discount of of $165,000.

The Company recorded amortization of debt discount expense of $16,226 during the year for these notes.

A summary of the activity of Convertible Notes payable is shown below.

Total convertible notes	$373,750
Discount on notes from derivative liability	(336,302)
Original issue discount	(15,000)
Amortization of discount	16,226

Net convertible notes	$38,674

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

7. Derivative liabilities

The Company has determined that it needs to account for the Convertible Notes Payable issued as derivative liabilities and apply the provisions of ASC 815.

The Company records the fair value of the of the conversion price of the convertible notes disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended February 28, 2015, the Company recorded a loss on the change in fair value of derivative liability of $34,268 (2014 - $Nil).  At February 28, 2015 the Company recorded a derivative liability of $369,344 (2014 - $Nil).

For the lattice options pricing model that values the compound embedded derivatives based on a probability weighted discounted cash flow model.  The Convertible Note derivatives were valued as of inception and as of February 28, 2015.  The following assumptions were used for the valuation of the derivative liability related to the Notes:

The stock price (decreasing from $1.11 to $0.15 in this period which significantly increased the liability) would fluctuate with the Company’s projected volatility;

An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

Alternative financing for the Convertible Notes would be initially available to redeem the note 0% of the time and increase monthly by 2% to a maximum of 10%;

The monthly trading volume would average $7,257,163 to $5,399,150 and increase at 1% per month;

The variable conversion prices ranging from 60% to 65% of the trading prices over 20 trading days (Quezon note converts at 100% of the trading price) have effective discount rates of 52.35% to 47.44% and 1.22%;

The Note Holders would automatically convert the notes with variable conversion prices if the registration was effective and the company not in default;

A summary of the activity of loss on derivative liability for the year ended February 28, 2015 is shown below:

Day 1 loss on derivative liability	$61,749
Unrealized gain on mark-to-market of derivate liability	(27,481)

Loss on derivate liability	$34,268

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

The projected annual volatility for each valuation period was based on the historical volatility of the company;

1 year

12/29/14	149%
2/3/15	144%
2/11/15	136%
2/17/15	136%
2/28/15	136%

A summary of the activity of the derivative liability is shown below:

	2015	2014

Beginning balance	$-	$-
Derivative liabilities recorded	396,825	-

Unrealized gain attributable to the change in liabilities
still held	(27,481)	-

Ending balance	$369,344	$-

8. Stockholders' equity

Preferred stock

On January 23, 2015, the Company amended its authorized capital to include 450,000,000 preferred stock with par value of $0.001.  On February 20, 2015, the Company  filed a Certificate of Designation with the Nevada Secretary of State designating 10,000,000 shares of our preferred stock as Series A Preferred Stock, which series shall have certain designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions, in particular, it shall have the following voting rights:

Each share of Series A Preferred Stock shall entitle the holder to one (1) vote for each share of Series A Preferred Stock.  In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to one vote per share.

The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. The holders of the Series A Preferred Stock shall share ratably, with the holders of common stock, in any dividends that may, from time to time may be declared by the board of directors.  The holders of the Series A Preferred Stock shall rank pari passu with the holders of common stock in respect of all rights in liquidation, dissolution or winding up with all of said assets being distributed among the holders of the Series A Preferred Stock and other classes of stock ranking pari passu with the Series A Preferred Stock.  The holders of the Series A Preferred Stock shall have the right to convert at any time all or any portion of the shares of Series A Preferred Stock held by such person into a number of fully paid and nonassessable shares of Common Stock equal to 1,000 (one thousand) shares of Common Stock for each 1 (one) share of Series A Preferred Stock being converted (the “Conversion Ratio”), provided that the Company has a sufficient number of authorized shares of Common Stock for such conversion.  The Company has not issued any preferred stock.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

Common stock

During the year the Company issued 113,949 shares of common stock for deferred financing costs with a fair value of $50,422.

As of February 28, 2015, the Company has entered into an agreement with Empire State Financial Inc. (“Empire”) whereupon the Company would compensate Empire for arranging financing for the Company with 27,500 common shares.  The fair value of the common shares of $11,000 has been recorded as a stock payable liability as of February 28, 2015.  The common shares were issued on March 22, 2015.

During fiscal 2014, the Company issued 266,667 shares of common stock at $1.50 per share for total proceeds of $400,000.

9. Commitments and contingencies

The Company has entered into a licensing agreement with HydroSlotter Corporation of Canada (“HSC”) for the non-exclusive right to market, represent and use HSC technology in order explore and develop utilization of the HSC technology in any geographical region, country, or territory.  The term of the agreement is from January 1, 2014 to December 1, 2015 and may be renewed annually by mutual consent.  Revenue and expenses are shared in accordance with the terms of the agreement.

On January 25, 2015, The Company entered into an equity line term sheet dated January 23, 2015 (“the Term Sheet”) with Dutchess Capital Management 11, LLC (“Dutchess”), whereupon Dutchess will provide an equity line of $25,000,000 over 36 months after a registration statement of the Company is effective  to register the common shares of the Company to be purchased by Dutchess at a price of 95% of the lowest daily volume weighted average price the five consecutive  trading days immediately before the drawdown by the Company that is to be drawn in the Company’s option at either a maximum of either:

a:	$250,000; or
b:	200% of the average daily dollar volume using the three trading days prior to the drawdown date

Pursuant to the Agreement, the Company compensated Dutchess for providing the equity line with 113,949 restricted common shares of the Company for due diligence and document preparation.

The Company entered into a placement agency agreement with Empire State Financial Inc. (“Empire”) whereupon Empire would be compensated for arranging financing on a best efforts basis with 8% of any aggregate financing payable in cash and 4% of any aggregate financing payable in Common Shares of the Company.  The consultant was paid fees of $13,200 during 2015

The Company entered into a placement agency agreement with Almori Advisors Inc. (“Almori”) whereupon Almori would be compensated for arranging financing on a best efforts basis with 8% of any aggregate financing payable in cash.  The consultant was paid fees of $14,700 during 2015

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

10. Income taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2015 and 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $1,719,000 at February 28, 2015, and will begin to expire in the year 2031.

At February 28, 2015 and 2014, deferred tax assets consisted of the following:

	2015	2014

Net operating losses	$483,000	$488,000
Valuation allowance	(483,000)	(488,000)

Net deferred tax asset	$-	$-

11. Subsequent events

On April 1, 2015, the Company adopted a 2015 Stock Plan that will provide for the granting of stock, for the issuance of up to 4,900,000 shares of common stock to eligible employees, officers, directors and consultants of the Company

On March 16, 2015, the Company entered into a consulting agreement with Dominic Johnny Calabrigo (“Calabrigo”).  Calabrigo is to be compensated with 4,840,000 Common Shares of the Company.  The agreement expires on December 25, 2015.  On April 10, 2015, the Company issued 2,440,000 common shares, with a fair value of $73,200 and on May 6, 2015 the Company issued 2,400,000 common shares, with a fair value of 55,200, to Domenic Calabrigo pursuant to the consulting agreement.

On April 16, 2015, the Company entered into a securities purchase agreement with EMA Financial LLC (“EMA”) for funds to be provided to the Company in the aggregate amount of $100,000 with interest at a rate of 12% per annum for a period of 12 months.  The Company agreed to issue to EMA a convertible promissory note for the aggregate principal sum of $100,000 with interest at a rate of 12% per annum for 12 months (“the “Note”).  The Note is convertible at 60% of the lowest reported sale price of common stock of the Company in the last 20 trading days prior to notice of conversion.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

12. Revision of Prior Period Financial Statements

In connection with our review of our financial statements for prior periods and to correct the February 28, 2015 beginning balance for accumulated other comprehensive income, we identified the following item which we have revised in our 2014 financial statements: Certain assets and liabilities at February 28, 2014 should have been translated to US funds.

The Company has evaluated the effect of the revisions on all relevant periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the revisions on its previously filed annual financial statements for the year ended February 28, 2014 was not material.

The following balances have been revised

	Amount
	Originally	Revised
	Reported	Change	Amount
Balance sheet

Oil and gas properties	$101,896	$(10,000)	$91,896
Unproved oil and gas properties	289,353	(29,000)	260,353
Total assets	435,006	(39,000)	396,006

Accounts payable	139,519	(15,000)	124,519
Loans payable - related parties	1,462,090	(141,000)	1,321,090
Total current liabilities	1,719,091	(156,000)	1,563,091

Accumulated other comprehensive income	-	117,000	117,000
Total equity	(1,284,085)	117,000	(1,167,085)

Consolidated Statement of Cash Flows

Accounts payable	55,103	(22,053)	33,050
Net cash used in operating activities	(368,686)	(22,053)	(390,739)
Effect on foreign currency	-	22,053	22,053

13. Supplemental information on oil and gas operations

Results of operations from oil and gas producing activities

Revenue	$11,733	$19,029
Production costs	-	-
Depletion, depreciation and amortization	11,381	10,239
Impairment of oil and gas properties	-	-

Income from oil and gas operations	$352	$8,790

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

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

Estimates of proved reserves, future net revenue and present values of oil and gas reserves at February 28, 2015 were based on studies performed by Chapman Petroleum Engineering Ltd. and independent reservoir engineering firm.  Oil and gas prices received by the Company on February 28, 2015 were used in pricing the reserves.  Development and production costs were based on respective year-end costs.  Future income taxes were not considered.  Present value amounts were determined by applying a 10% discount factor.  All of the Company's reserves are located in the Province of Saskatchewan, Canada.

No major discovery or other favourable or adverse event subsequent to February 28, 2015 is believed to have caused a material change in the estimates of proved reserves as of that date.  Substantially all of the Company's proved reserves related to one property.

The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirement of FASB ASC 932-235.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

Estimated net proved reserves at February 28, 2015:

	2015	2014
Proved developed & undeveloped reserves:
Beginning of year	1,967	-
Acquisition	-	2,183
Discoveries and extensions	-	-
Improved recovery	-	-
Revisions of previous estimates	(491)	-
Production	(151)	(216)

End of year	1,325	1,967

Developed reserves, included above:	-	-
Beginning of year	1,967	2,183
End of year	1,325	1,967

Costs incurred in oil and gas producing activities for the year ended February 28, 2015 and 2014:
(in thousands)

	2015	2014
Property acquisition costs:
Proved	$-	$-
Unproved	17,039	260,353

Net capitalized cost	$17,039	$260,353

Costs incurred include capitalized and expensed items.  Acquisition costs include the costs of acquiring proved and unproved oil and gas properties.  Exploration costs include geological and geophysical expenses, the cost of drilling and equipping development wells and building related production facilities for extracting treating, gathering and storing petroleum liquids and natural gas.

Summary of the changes in the standardized measures of future net cash flows are as follows:

Beginning of year	$84,171	$103,661
Sale of oil and gas produced	(11,733)	(18,180)
Acquisition of oil and gas property	-	-
Changes in timing and other	(12,676)	(1,310)

	$59,762	$84,171

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Years Ended February 28, 2015 and 2014

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

	2015	2014

Future cash flows	$97,814	$152,864
Future development costs	-	-
Future production costs	-	-
Future income tax expense	-	-
Future net cash flows	-	-

Less: 10% annual discount of estimated timing of cash flows	(38,052)	(68,693)

Discounted future net cash flows	$59,762	$84,171

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 28, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Conflicts of Interest

We believe that our directors who are also officers may be subject to conflicts of interest. The conflicts of interest arise from a conflict of duties and also being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of our audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2015 and 2014; and
(d)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2015and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

William J. Muran(1),	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and Former President, Secretary and Treasurer,	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Mark Pellicane(2)	2015	$90,000	Nil	Nil	Nil	Nil	Nil	Nil	$90,000
President, Chief Executive Officer and Director	2014	$65,000	Nil	Nil	Nil	Nil	Nil	Nil	$65,000

Alfred V. Morra(3)	2015	$90,000	Nil	Nil	Nil	Nil	Nil	Nil	$90,000
Chief Financial Officer, Treasurer, Secretary and Director	2014	$65,000	Nil	Nil	Nil	Nil	Nil	Nil	$65,000

(1)	William J. Muran has been a director of our company since January 24, 2008. Mr. Muran resigned as President, Treasurer, on August 2, 2013 and was removed as secretary on February 7, 2014.
(2)	Mark Pellicane has been president, chief executive officer and a director of our company since August 2, 2013.
(3)	Alfred V. Morra has been chief financial officer, treasurer and a director of our company since August 2, 2013 and was appointed as our secretary on February 7, 2014.

Narrative Disclosure to Summary Compensation Table

Agreement with Mark Pellicane:

On February 7, 2014, we entered into an agreement with Mark Pellicane, the president, chief executive officer and a director of our company, for a term of at least one year. Pursuant to this agreement, Mr. Pellicane is to serve as our president and chief executive officer and to be in charge of the day-to-day administration of the company including corporate structuring, overseeing the formation of contracts and agreements between operating entities and potential partners, oversight of senior management personnel, and assist in capital raises for projects where necessary. As compensation for his services to us, Mr. Pellicane will be paid $7,500 Canadian dollars per month by our company. At Mr. Pellicane’s discretion, this compensation may be deferred until a later time and accrue as such. Furthermore, at the sole discretion of Mr. Pellicane, any compensation owing to Mr. Pellicane may be satisfied by the issuance of our common stock. The value of such common stock will be the lesser of:

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

Agreement with Alfred V. Morra:

On February 7, 2014, we entered into an agreement with Alfred V. Morra, the corporate secretary, treasurer, chief financial officer and a director of our company, for a term of at least one year. Pursuant to this agreement, Mr. Morra is to serve as our corporate secretary, treasurer and chief financial officer and to assist at an executive level in the day-to-day administration, operations, of the Company including corporate structuring, overseeing the formation of contracts and agreements between operating entities and potential partners, oversight of projects and implementation of TST, and the operating agreements between our company and service suppliers. As compensation for his services to us, Mr. Morra will be paid $7,500 Canadian dollars per month by our company. At Mr. Morra’s discretion, this compensation may be deferred until a later time and accrue as such. Furthermore, at the sole discretion of Mr. Morra, any compensation owing to Mr. Morra may be satisfied by the issuance of our common stock. The value of such common stock will be the lesser of:

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

Stock Option Plans

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

On April 1, 2015, our directors approved the adoption of our 2015 Stock Option Plan which permits our company to grant up to 4,900,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Stock Options/SAR Grants

During our fiscal year ended February 28, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 28, 2015.

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

Indemnification

Under our Bylaws, we may indemnify our officers or directors who are made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner they reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that our officers or directors are successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officers or directors are judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 8, 2015, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Mark Pellicane (2) 51 Macarther Drive Thornhill, Ontario L4J 7T5 Canada	17,550,000 Common Shares	32.5%

Alfred V. Morra (3) 18 Queen Street Schomberg, Ontario L0G 1T0 Canada	11,700,000 Common Shares	21.7%

Carl Meaney (4) 37 Trinity St. Oxford, England 0X1 1TN	Nil Common Shares	0%

Directors and Executive Officers as a Group	29,250,000 Common Shares	54.2%

5%+ Shareholders
None.	Nil Common Shares	0%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 8, 2015. As of June 8, 2015, there were 53,998,116 shares of our company’s common stock issued and outstanding.

(2)	Mark Pellicane is our company’s president, chief executive officer and director.
(3)	Alfred V. Morra is our company’s chief financial officer, treasurer, secretary and director
(4)	Carl Meaney is a director of our company.

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

Transactions with Related Persons of Falconridge Ontario

The following includes a summary of transactions since the beginning of the February 28, 2014 fiscal year through the fiscal year ended February 28, 2015, or any currently proposed transaction, in which Falconridge Ontario was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

As at February 28, 2015, First World Trade Corporation (“FWT”) has advanced Falconridge Ontario $1,160,000 (2014 - $1,439,862) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

Falconridge Ontario incurs shared expenses with FWT. The costs include administrative, office lease expenses, and other costs which are allocated based on managements’ determination of the proportionate expenses incurred. Mark Pellicane, who is a director and officer, and was a shareholder of Falconridge Ontario, is the 100% shareholder of FWT.

Falconridge Ontario has not had any other transaction since our last two fiscal years ended February 28, 2015 and February 28, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Promoters and Certain Control Persons

Other than the directors and officers of our company, we have no promoters.

Corporate Governance

We currently act with four directors, consisting of Mark Pellicane, Alfred Vincent Morra, and Carl Meaney.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended February 28, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	February 28, 2015	February 28, 2013
	$	$

Audit Fees	34,500	34,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	34,500	34,500

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

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.8	Term Sheet dated January 23, 2015 between our company and Dutchess Capital Management, II, LLC.

10.9	Agent Agreement between our company and Empire Statement Financial, Inc. dated December 10, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2015 as Exhibit 10.1).

10.10	Promissory Note dated December 29, 2014 between our company and Quezon Group LLC (incorporated by reference to our Current Report on Form 8-K filed on January 12, 2015 as Exhibit 10.1).

10.11	Placement Agent Agreement dated January 14, 2015 between our company and Almorli Advisors Inc.

10.12
Securities Purchase Agreement dated as of February 23, 2015 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.1).

10.13	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.2).

10.14
Securities Purchase Agreement dated as of February 27, 2015 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.3).

10.15	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.4).

10.16
Securities Purchase Agreement dated as of February 27, 2015 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.5).

10.17	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.6).

10.18
Securities Purchase Agreement dated as of February 27, 2015 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.7).

10.19	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2015 as Exhibit 10.8).

10.20	Price Agreement between our company and Empire Statement Financial, Inc. dated March 15, 2015(incorporated by reference to our Current Report on Form 8-K filed on April 22, 2015 as Exhibit 10.2).

10.21
Securities Purchase Agreement dated as of April 16, 2015 between our company and EMA Financial, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2015 as Exhibit 10.1).

10.22	Convertible Promissory Note between our company and EMA Financial, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2015 as Exhibit 10.2).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended February 28, 2015 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

FALCONRIDGE OIL TECHNOLOGIES CORP.
(Registrant)

Dated: June 15, 2015	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 15, 2015	/s/ Alfred V. Morra
Alfred V. Morra
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 15, 2015	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated June 15, 2015	/s/ Alfred V. Morra
Alfred V. Morra
Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer, Principal Accounting Officer)

Dated: June 15, 2015	/s/ Carl Meaney
Carl Meaney
Director