Form 10-Q
period 2015-05-31
Falconridge Oil Technologies Corp.
filed 2015-07-17
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

53,998,116 common shares issued and outstanding as of July 17, 2015.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three month period ended May 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MANAGEMENT'S COMMENTS ON UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of our company for the year ended February 28, 2015 and notes thereto contained in the information as part of our company’s Annual Report on Form 10-K filed with the SEC on June 15, 2015. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Falconridge Oil Technologies Corp.
Condensed Consolidated Balance Sheets
As at May 31, 2015 and February 28, 2015
(Unaudited)

	May 31, 2015	February 28, 2015
ASSETS

Current
Cash	$200,397	$233,551
Accounts receivable	17,609	2,714
Prepaid and other current assets	92,832	11,108
Deferred finance costs, net of accumulated amortization of $25,600 and $Nil respectively	76,874	95,974
Total current assets	387,712	344,047

Property & equipment net of accumulated depreciation of $3,769 and $3,436 respectively	2,515	2,809
Oil and gas properties net of accumulated depletion of $30,938 and $30,712 respectively	72,783	72,322

Total assets	$463,010	$419,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$138,222	$147,389
Accounts payable related parties	118,322	133,421
Accrued liabilities	32,164	52,948
Loans payable - related parties	1,177,679	1,170,275
Derivative liability	575,463	369,344
Loan payable	70,000	70,000
Convertible notes payable, net of debt discount of $412,583 and $335,076 respectively	61,167	38,674
Total current liabilities	2,173,017	1,982,051

Total liabilities	2,173,017	1,982,051

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 450,000,000 shares authorized
Nil shares issued and outstanding
Common stock, $.001 par value, 450,000,000 shares
authorized; 53,998,116 and 49,130,616 shares issued and outstanding
as of May 31, 2015 and February 28, 2015	53,998	49,131
Additional paid in capital	455,502	320,969
Deficit	(2,500,016)	(2,166,283)
Accumulated other comprehensive income	280,509	233,310

Total stockholders' deficit	(1,710,007)	(1,562,873)

Total liabilities and stockholders' deficit	$463,010	$419,178

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended May 31, 2015 and 2014
(Unaudited)

	May 31, 2015	May 31, 2014

Oil & gas revenue	$1,751	$6,323

Expenses
General and administrative	170,204	58,025
Depreciation, amortization and depletion	26,152	3,191

Total operating expense	196,356	61,216

Other income (expense)	(194,605)	(54,893)

Interest (expense) income	(46,823)	2,000
Amortization of deferred finance costs	(25,600)	-
Change in fair value of derivative liability	(92,305)	-

	(164,728)	2,000

Net Loss	$(333,733)	$(56,893)
Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	51,584,783	49,016,667

Comprehensive income (loss)
Net Loss	$(333,733)	$(56,893)
Currency translation adjustment	47,199	-

Total comprehensive income (loss)	$(286,534)	$(56,893)

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Condensed Consolidated Statement of Stockholders' Deficit
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

			Additional	Total	Accumulated
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Deficit

Balances, February 28, 2015	49,130,616	$49,131	$320,969	$(2,166,283)	$233,310	$(1,562,873)
Common stock issued	4,867,500	4,867	134,533	-	-	139,400
Currency translation adjustment	-	-	-	-	47,199	47,199
Net loss	-	-	-	(333,733)	-	(333,733)

Balances, May 31, 2015	53,998,116	$53,998	$455,502	$(2,500,016)	$280,509	$(1,710,007)

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

	May 31, 2015	May 31, 2014
Cash flows from operating activities
Net Loss	$(333,733)	$(56,893)
Adjustment to reconcile net loss to net cash used in operations
Non-cash interest	36,307	-
Depreciation, amortization and depletion	552	3,191
Stock based compensation	43,200	-
Amortization of deferred finance costs	25,200	-
Change in fair value of derivative liability	92,305	-
Changes in working capital
Accounts receivable	(14,895)	(6,559)
Accounts payable and accrued liabilities	2,844	36,041
Prepaid and other current assets	4,576	-
Accounts payable - related parties	(15,099)	-

Net cash used in operating activities	(158,743)	(24,220)

Cash flows from financing activities
Proceeds from Convertible notes payable	100,000	-
repayment of advances to related party	(14,596)	-
Financing fees paid	(6,500)	-

Net cash provided by financing activities	78,904	-

Effect of foreign currency on cash	46,685	-

Net decrease change in cash	(33,154)	(24,220)

Cash, beginning of period	233,551	26,797

Cash, end of period	$200,397	$2,577

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Consulting fees via shares of common stock	$128,400	$-
Addition of derivative liability/debt discount	$113,814	$-

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements of the Company for the year ended February 28, 2015 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2015.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited condensed consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year, or any other period.

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

Falconridge Oil Technologies Corp.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

2. Summary of significant accounting policies (cont'd)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of May 31, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$575,463

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3

Derivatives liabilities	$-	$-	$369,344

As of  May 31, 2015 and 2014 the Company had a derivative liability amount of $575,463 and $Nil respectively which was classified  as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of  $92,305 and  $Nil for the three months ended May 31, 2015 and May 31, 2014 respectively.

Falconridge Oil Technologies Corp.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

3. Going concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,500,016 since inception, a stockholders' deficit of $1,710,007 at May 31, 2015 and a working capital deficit of $1,185,305.  These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4. Loans Payable - related parties

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at May 31, 2015 and February 28, 2015, FWT has advanced the Company $1,177,649 and $1,170,275 respectively) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

As of May 31, 2015 and February 28, 2015, the Company owed accounts payables to related parties of $118,322 and $133,421l respectively.

5. Convertible notes payable

During the period ended May 31, 2015, the Company issued the following convertible note payable.

The Company has determined that it needs to account for each of the Convertible Note Payable issued as derivative liabilities and apply the provisions of ASC 815.

EMA Financial LLC $100,000 bearing interest at 12% per annum and matures April 15, 2016.  The note may be prepaid up to 180 days from the date of issue with a prepayment of 135% depending on date of prepayment and is Convertible into common shares at 60% of the lowest trading price for the 20 days prior to giving notice of conversion.  The Company received $100,000 on issuance.  The Company recorded  a debt discount related to the day 1 fair value of the derivative liability of $100,000.

The Company recorded amortization of debt discount expense of $22,493 during the period for these notes.

A summary of the activity of Convertible Notes payable is shown below.

Total convertible notes	$473,750
Discount on notes	(412,583)

Net convertible notes	$61,167

Falconridge Oil Technologies Corp.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

6. Derivative liabilities

The Company has determined that it needs to account for the Convertible Notes Payable issued as derivative liabilities and apply the provisions of ASC 815.

The Company records the fair value of the of the conversion price of the convertible notes disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding changes in fair value recorded in the consolidated statement of operations. During the period ended May 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $92,305 (2014 - $Nil).  At May 31, 2015 the Company recorded a derivative liability of $575,463 (2014 - $Nil).

For the lattice options pricing model that values the compound embedded derivatives based on a probability weighted discounted cash flow model.  The Convertible Note derivative issued April 16, 2015 was valued as of inception and as of May 31, 2015.  The following assumptions were used for the valuation of the derivative liability related to the April 16, 2015 Note:

The stock price (decreasing from $1.15 to $0.018 in this period which significantly increased the liability) would fluctuate with the Company’s projected volatility;

An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 2% to a maximum of 10%;

The monthly trading volume would average $5,399,150 to $599,618 and increase at 1% per month;

The variable conversion prices ranging from 60% to 65% of the trading prices over 20 trading days have effective discount rates of 57.15% to 52.70%;

The Note Holders would automatically convert the notes with variable conversion prices if the registration was effective and the company not in default;

The Company recorded the excess fair value of the derivative liability above the proceeds of $13,814 as interest expense.

Falconridge Oil Technologies Corp.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended May 31, 2015 and and 2014
(Unaudited)

7. Stockholders' equity

Common stock

On March 16, 2015, the Company entered into a consulting agreement with Dominic Johnny Calabrigo (“Calabrigo”).  Calabrigo is to be compensated with 4,840,000 Common Shares of the Company.  The agreement expires on December 25, 2015  On April 10, 2015, the Company issued 2,440,000 common shares, with a fair value of $73,200 and on May 6. 2015 the Company issued 2,400,000 common shares with a fair value of $55,200  to Domenic Calabrigo pursuant to the consulting agreement.

As of February 28, 2015, the Company has entered into an agreement with Empire State Financial Inc. (“Empire”) whereupon the Company would compensate Empire for arranging financing for the Company with 27,500 common shares.  The fair value of the common shares of $11,000 has been recorded as a stock payable liability as of February 28, 2015.  The common shares were issued on March 22, 2015.

8. Subsequent events

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on this evaluation, no material events have occurred that require recognition or disclosure to the financial statements.

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

On February 20, 2015, we filed a Certificate of Amendment with the Nevada Secretary of State to create 450,000,000 shares of preferred stock, par value $0.001.  The Certificate of Amendment became effective with the Nevada Secretary of State on February 23, 2015.

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

Results of Operations

Three Month Period Ended May 31, 2015 Compared to the Three Month Period Ended May 31, 2014.

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended May 31, 2015 and 2014.

Expenses

Our operating expenses for the three ended May 31, 2015 and 2014 are summarized as follows:

	Three Months Ended May 31,
	2015	2014

Oil and Gas Revenue	$1,751		$6,323
General and administrative expenses	$170,204		$58,025
Depreciation, amortization and depletion	$552		$3,191
Other Expense	$169,005		$54,893
Interest Expense	$46,823		$(2,000)
Amortization of deferred finance costs	$25,600	$	Nil
Change in fair value of derivative liability	$164,728	$	Nil
Net Loss	$333,773		$56,893

Our net loss for the three months ended May 31, 2015 was $333,773 compared to a net loss of $56,893 during the three months ended May 31, 2014.

During the three months ended May 31, 2015, we incurred operating expenses of $170,756 compared to operating expenses of $61,216 during the three months ended May 31, 2015. The increase in operating expenses were generally related to general and administrative expenses and depreciation, amortization and depletion of assets.

During the three months ended May 31, 2015, we incurred increases other expenses of $169,005, interest expense of $46,823, amortization of deferred finance costs of $25,600 and a decrease in fair value of a derivative liability. These were increases in expenses and costs compared to May, 31, 2015.

Our net loss during the three months ended May 31, 2015 and 2014 was $0.1 per share and $0.01, respectively. The weighted average number of shares outstanding was 51,584,783 for the three month period ended May 31, 2015.

Liquidity and Capital Resources

Working Capital

	May 31, 2015	February 28, 2015

Current Assets	$387,712	$344,047
Current Liabilities	$2,173,017	$1,982,051
Working Capital	$(1,785,305)	$(1,638,004)

As of May 31, 2015, our current assets were $387,712 and our current liabilities were $2,173,017 which resulted in a working capital deficit of $1,785,305. As of May 31, 2015, current assets were comprised of $200,397 in cash, $17,609 in accounts receivable and $92,832 in prepaid and other current assets compared to $233,551 in cash, $2,714 in accounts receivable and $11,808 in prepared and other current assets at February 28, 2015. As of May 31, 2015, current liabilities were comprised of $256,544 in accounts payable, $32,164 in accrued liabilities, $1,177,679 in loans from related parties and $70,000 in loans payable.

Cash Flows

	Three Months Ended May 31, 2015		Three Months Ended May 31, 2014

Cash Flows provided by (used in) Operating Activities		$(158,743)		$(24,220)
Cash Flows provided by (used in) Investing Activities	$	Nil	$	Nil
Cash Flows provided by (used in) Financing Activities		$78,904	$	Nil
Net Increase (decrease) in Cash During Period		$(33,154)		$(24,220)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2015, net cash flows used in operating activities was $158,743 consisting of a net loss of $333,733 and was offset by changes in operating assets and liabilities and non-cash expenses (depreciation, amortization and depletion, gain on disposal of equipment, accounts receivable and accounts payable and accrued liabilities and accrued expenses). For the three month period ended May 31, 2014, net cash used in operating activities was $24,220 consisting of a net loss of $56,893 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts payable and accrued liabilities).

Cash Flows from Investing Activities

For the three months ended May 31, 2015, we used Nil in investing activities in the form of investment in oil and gas properties, whereas we did not use or receive any cash flows for investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the three months ended May 31, 2015, we generated $78,904 from financing activities. For the three months ended May 31, 2014, we generated $Nil from financing activities.

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

We have incurred a net loss of $333,733 during the three months ended May 31, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As shown in our financial statements, we have an accumulated deficit of $2,500,016 since inception, a stockholders' deficit of $1,710,007 at May 31, 2015 and a working capital deficit of $1,185,305.  These conditions raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

We anticipate that our expenses over the next 12 months (beginning June 2015) will be approximately $2,744,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited condensed consolidated interim statements should be read in conjunction with the consolidated financial statements of our company for the year ended February 28, 2015 and notes thereto contained in the information as part of our Annual Report on Form 10-K filed with the SEC on June 15, 2015.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited condensed consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year, or any other period.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of May 31, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$575,463

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3

Derivatives liabilities	$-	$-	$369,344

As of  May 31, 2015 and 2014 the Company had a derivative liability amount of $575,463 and $Nil respectively which was classified  as a Level 3 financial instrument, and a loss on change in fair value of derivative liabilities of  $92,305 and  $Nil for the three months ended May 31, 2015 and May 31, 2014 respectively.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: July 17, 2015	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 17, 2015	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)