Form 10-Q/A
period 2015-05-31
Falconridge Oil Technologies Corp.
filed 2015-07-24
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended May 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 17, 2015 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In addition, a correction is being made to the statement of operations for the three months as of May 31, 2015 relating to a mathematical error in the original filing.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date.

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

The accompanying notes are an integral part of these consolidated financial statements

Falconridge Oil Technologies Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended May 31, 2015 and 2014
(Unaudited)

	May 31, 2015	May 31, 2014

Oil & gas revenue	$1,751	$6,323

Expenses
General and administrative	170,204	58,025
Depreciation, amortization and depletion	552	3,191

Total operating expense	170,756	61,216

Other income (expense)	(169,005)	(54,893)

Interest (expense) income	(46,823)	2,000
Amortization of deferred finance costs	(25,600)	-
Change in fair value of derivative liability	(92,305)	-

	(164,728)	2,000

Net Loss	$(333,733)	$(56,893)
Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	51,584,783	49,016,667

Comprehensive income (loss)
Net Loss	$(333,733)	$(56,893)
Currency translation adjustment	47,199	-

Total comprehensive income (loss)	$(286,534)	$(56,893)

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
For the Three Months Ended May 31, 2015 and 2014
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
For the Three Months Ended May 31, 2015 and 2014
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
For the Three Months Ended May 31, 2015 and 2014
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

As of May 31, 2015 and February 28, 2015, the Company owed accounts payables to related parties of $118,322 and $133,421 respectively.

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
For the Three Months Ended May 31, 2015 and 2014
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
For the Three Months Ended May 31, 2015 and 2014
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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: July 24, 2015	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 24, 2015	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)