Form 10-Q
period 2015-08-31
Falconridge Oil Technologies Corp.
filed 2015-10-20
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

186,295,240 common shares issued and outstanding as of October 16, 2015.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and six month periods ended August 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

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

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
As at August 31, 2015 and February 28, 2015
(Unaudited)

	August 31,	February 28,
	2015	2015
ASSETS

Current
Cash	$201,947	$233,551
Accounts receivable	7,797	2,714
Prepaid and other current assets	42,800	11,808
Deferred finance costs, net of accumulated amortization of $25,600 and $0 respectively	51,274	95,974
Total current assets	303,818	344,047

Property & equipment net of accumulated depreciation of $3,937 and $3,436 respectively	2,070	2,809
Oil and gas properties net of accumulated depletion of $30,799 and $30,712 respectively	66,872	72,322

Total assets	$372,760	$419,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$136,311	$147,389
Accounts payable related parties	118,322	133,421
Accrued liabilities	41,646	52,948
Loans payable - related parties	1,109,589	1,170,275
Derivative liability	423,698	369,344
Loan payable	70,000	70,000
Convertible notes payable, net of debt discount of $359,656 and $335,076 respectively	106,594	38,674
Total current liabilities	2,006,160	1,982,051

Total liabilities	2,006,160	1,982,051

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 450,000,000 shares authorized
0 shares issued and outstanding
Common stock, $.001 par value, 450,000,000 shares authorized;
57,213,569 and 49,130,616 shares issued and outstanding as of
August 31, 2015 and February 28, 2015	57,214	49,131
Additional paid in capital	466,855	320,969
Accumulated Deficit	(2,557,173)	(2,166,283)
Accumulated other comprehensive income	399,704	233,310

Total stockholders' deficit	(1,633,400)	(1,562,873)

Total liabilities and stockholders' deficit	$372,760	$419,178

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the Six Months Ended August 31, 2015 and  2014
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014

Oil & gas revenue	$3,460	$1,497	$5,211	$7,820

Expenses
General and administrative	223,911	55,039	293,315	113,064
Depreciation, amortization and depletion	2,724	2,291	3,276	5,482

Total operating expense	226,635	57,330	296,591	118,546

Operating loss	(223,175)	(55,833)	(291,380)	(110,726)

Other income (expense)
Interest (expense) income	(53,977)	(2,000)	(100,800)	(4,000)
Amortization of deferred finance costs	(25,600)	-	(51,200)	-
Change in fair value of derivative liability	217,218	-	52,490	-

	137,641	(2,000)	(99,510)	(4,000)

Net Loss	$(85,534)	$(57,833)	$(390,890)	$(114,726)
Loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	53,327,358	49,016,667	53,327,358	49,016,667

Comprehensive income (loss)
Net Loss	$(85,534)	$(57,833)	$(390,890)	$(114,726)
Currency translation adjustment	71,996	-	119,195	-

Total comprehensive income (loss)	$(13,538)	$(57,833)	$(271,695)	$(114,726)

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended August 31, 2015 and 2014
(Unaudited)

					Accumulated
			Additional	Total	Comprehensive
	Common	Stock	Paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit	(loss)	Deficit

Balances, February 28, 2015	49,130,616	$49,131	$320,969	$(2,166,283)	$280,509	$(1,515,674)
Common stock issued	8,082,953	8,083	145,886	-	-	153,969
Currency translation adjustment	-	-	-	-	119,195	119,195
Net loss	-	-	-	(390,890)	-	(390,890)

Balances, August 31, 2015	57,213,569	$57,214	$466,855	$(2,557,173)	$399,704	$(1,633,400)

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2015 and 2014
(Unaudited)

	August 31,	August 31,
	2015	2014
Cash flows from operating activities
Net Loss	$(390,890)	$(114,726)
Adjustment to reconcile net loss to net cash used in operations
Non-cash interest	89,233	-
Depreciation, amortization and depletion	3,276	5,482
Stock based compensation	85,600	-
Amortization of deferred finance costs	51,200	-
Change in fair value of derivative liability	(52,490)	-
Changes in working capital
Accounts receivable	(5,083)	1,279
Accounts payable and accrued liabilities	10,416	82,147
Prepaid and other current assets	11,808	-
Accounts payable - related parties	(15,099)	-

Net cash used in operating activities	(212,029)	(25,818)

Cash flows from financing activities
Proceeds from Convertible notes payable	100,000	-
Financing fees paid	(6,500)	-

Net cash provided by financing activities	93,500	-

Effect of foreign currency on cash	86,925	-

Net decrease change in cash	(31,604)	(25,818)

Cash, beginning of period	233,551	26,797

Cash, end of period	$201,947	$979

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Consulting fees via shares of common stock	$128,400	$-
Convertible debt repaid with common shares	$7,500	$-
Addition of derivative liability/debt discount	$113,814	$-

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended August 31, 2015 and 2014
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

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited consolidated interim statements should be read in conjunction with the consolidated financial statements of the Company for the year ended February 28, 2015 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2015.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year, or any other period.

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
For the Six Months Ended August 31, 2015 and 2014
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of August 31, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$423,698

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3

Derivatives liabilities	$-	$-	$369,344

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended August 31, 2015 and 2014
(Unaudited)

3. Going concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,557,073 since inception, a stockholders' deficit of $1,633,400 at August 31, 2015 and a working capital deficit of $1,702,342.  These conditions among others, raise substantial doubt as to the Company's ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4. Loans Payable - related parties

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at August 31 2015 and February 28, 2015, FWT has advanced the Company $1,109,589 and $1,170,275 respectively) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

As of August 31, 2015 and February 28, 2015, the Company owed accounts payables to related parties of $118,322 and $133,421l respectively.

5. Convertible notes payable

During the period ended August 31, 2015, the Company issued the following convertible note payable.

The Company has determined that it needs to account for the Convertible Note Payable issued as derivative liabilities and apply the provisions of ASC 815.

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

The Company recorded amortization of debt discount expense of $75,420 during the period for these notes.

A summary of the activity of Convertible Notes payable is shown below.

Total convertible notes	$466,250
Discount on notes	(359,656)
Net convertible notes	$106,594

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended August 31, 2015 and 2014
(Unaudited)

6. Derivative liabilities

The Company has determined that it needs to account for the Convertible Notes Payable issued as derivative liabilities and apply the provisions of ASC 815.

The Company records the fair value of the of the conversion price of the convertible notes disclosed in Note 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding changes in fair value recorded in the consolidated statement of operations. During the period ended August 31, 2015, the Company recorded a gain on the change in fair value of derivative liability of $52,490 (2014 - $0).  At August 31, 2015 the Company recorded a derivative liability of $423,698 (2014 - $0).

For the lattice options pricing model that values the compound embedded derivatives based on a probability weighted discounted cash flow model.  The Convertible Note derivative issued April 16, 2015 was valued as of inception and as of August 31, 2015.  The following assumptions were used for the valuation of the derivative liability related to the April 16, 2015 Note:

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
For the Six Months Ended August 31, 2015 and 2014
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

During the period, the holders of the convertible notes payable converted $7,500 of notes in exchange for 3,215,453 common shares.

8. Subsequent events

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on this evaluation, no material events have occured that require recognition or disclosure to the financial statements.

In September 2015, the holders of the convertible notes payable converted $35,400 of notes in exchange for 26,540,005 common shares.

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

Results of Operations

Three and Six Month Periods Ended August 31, 2015 Compared to the Three and Six Month Periods Ended August 31, 2014.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended August 31, 2015 and 2014.

Expenses

Our operating expenses for the three and six months ended August 31, 2015 and 2014 are summarized as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
	2015	2014		2015	2014

Oil & Gas Revenue	$3,460		$1,497	$5,211		$7,820

General and administrative expenses	$223,911		$55,038	$293,315		$113,064
Depreciation, Amortization and Depletion	$2,724		$2,291	$3,276		$5,482
Amortization of deferred finance costs	$25,600	$	Nil	$51,200	$	Nil
Change in fair value of derivative liability	$217,218	$	Nil	$52,490	$	Nil
Interest Expense	$53,977		$2,000	$100,800		$4,000
Net Loss	$85,534		$57,833	$390,890		$114,726

Our net loss for the three months ended August 31, 2015 was $85,534 compared to a net loss of $57,833 during the three months ended August 31, 2014.

Our net loss for the six months ended August 31, 2015 was $390,890 compared to a net loss of $114,726 during the six months ended August 31, 2014.

During the three months ended August 31, 2015, we incurred operating expenses of $226,635 compared to operating expenses of $57,330 during the three months ended August 31, 2014.  The increases in operating expenses were generally related to increases in expenditures for general and administrative purposes.

During the six months ended August 31, 2015, we incurred operating expenses of $296,591 compared to operating expenses of $118,546 during the six months ended August 31, 2014. The increase in operating expenses were generally related to increased spending on general and administrative purposes.

Our net loss during the three months ended August 31, 2015 and 2014 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 53,327,358 for the three month period ended August 31, 2015.

Our net loss during the six months ended August 31, 2015 and 2014 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 53,327,358 for the six month period ended August 31, 2015.

Liquidity and Capital Resources

Working Capital

	August 31, 2015	February 28, 2015

Current Assets	$303,818	$344,047
Current Liabilities	$2,006,160	$1,982,051
Working Capital	$(1,702,342)	$(1,638,004)

As of August 31, 2015, our current assets were $303,818 and our current liabilities were $2,006,160 which resulted in a working capital deficit of $1,702,342. As of August 31, 2015, current assets were comprised of $201,947 in cash and $7,797 in accounts receivable compared to $233,551 in cash, $2,714 in accounts receivable and $11,808 in prepared and other current assets at February 28, 2015. As of August 31, 2015, current liabilities were comprised of $136,331 in accounts payable, $41,646 in accrued liabilities, $1,109,589 in loans from related parties and $70,000 in loans payable.

Cash Flows

	Six Months ended August 31, 2015		Six Months ended August 31, 2014

Cash Flows from (used in) Operating Activities		$(212,029)		$(25,818)
Cash Flows from (used in) Investing Activities	$	Nil	$	Nil
Cash Flows from (used in) Financing Activities		$93,500	$	Nil
Net Increase (decrease) in Cash During Period		$(31,704)		$(25,818)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2015, net cash flows used in operating activities was $212,029 consisting of a net loss of $390,890 and was  offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts receivable and accounts payable and accrued liabilities). For the six month period ended August 31, 2014, net cash flows used in operating activities was $25,818 consisting of a net loss of $114,726 and was  offset by changes in operating assets and liabilities (depreciation, amortization and depletion, accounts receivable and accounts payable and accrued liabilities).

Cash Flows from Investing Activities

For the six months ended August 31, 2015 and August 31, 2014 we did not have any investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the six months ended August 31, 2015, we generated $93,500 from financing activities. For the six months ended August 31, 2014, we generated $Nil from financing activities.

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

As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,557,073 since inception, a stockholders' deficit of $1,633,400 at August 31, 2015 and a working capital deficit of $1,702,342.  These conditions among others raise substantial doubt as to the Company's ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

We anticipate that our expenses over the next 12 months (beginning September 2015) will be approximately $2,744,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared by management in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited consolidated interim statements should be read in conjunction with the consolidated financial statements of the Company for the year ended February 28, 2015 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on June 15, 2015.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.   In the opinion of management, the unaudited consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year, or any other period.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of August 31, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$423,698

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3

Derivatives liabilities	$-	$-	$369,344

As of  August 31, 2015 and 2014 the Company had a derivative liability amount of $423,698 and $0 respectively which was classified  as a Level 3 financial instrument, and a gain on change in fair value of derivative liabilities of  $52,490 and  $0 for the six months ended August 31, 2015 and August 31, 2014 respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, the holders of the convertible notes payable converted $35,400 of notes in exchange for 26,540,005 common shares.

On February 7, 2014, our company entered into a management agreement (the “Pelliance ManagementAgreement”) with Mark Pellicane (“Pellicane”), whereby Pellicane agreed to provide services customarily provided by his profession to our company in exchange for compensation in the aggregate amount of $7,500 per month (the “Pellicane Compensation”).

Concurrently, our company entered into a management agreement (the “MorraManagementAgreement”) with Alfred Morra (“Morra”), whereby Morra agreed to provide services customarily provided by his profession to our company in exchange for compensation in the aggregate amount of $7,500 per month (the “MorraCompensation”).

On August 6, 2015, we entered into amending agreement dated August 6, 2015 (the “Pellicane Amending Agreement”) with Pellicane, to amend the Pellicane Management Agreement whereby the parties agreed that all and any part of the accrued Pellicane Compensation may be converted into Series A Preferred Stock of our company at a deemed value of $0.0025 per preferred share in the sole discretion of Pellicane.

Concurrently, Pellicane notified our company of his election to convert an aggregate of $9,600 of debt owed to Pellicane from our company under the Pellicane Management Agreement into an aggregate of 3,840,000 Series A Preferred Stock (the “Pellicane Shares”) pursuant to the Pellicane Amending Agreement.

On August 6, 2015, we entered into amending agreement (the “MorraAmending Agreement”) with Morra, to amend the Morra Management Agreement whereby the parties agreed that all and any part of the accrued Morra Compensation may be converted into Series A Preferred Stock of our company at a deemed value of $0.0025 per preferred share in the sole discretion of Morra.

Concurrently, Morra notified our company of his election to convert an aggregate of $9,600 of debt owed to Morra from our companyof under the Morra Management Agreement into an aggregate of 3,840,000 Series A Preferred Stock (the “MorraShares”) pursuant to the Morra Amending Agreement.

As our company is indebted to First World Trade Corp. (“FWT”) for an aggregate of $1,383,842 (the “Debt”), FWT and our company have agreed to settle an aggregate of $4,800 of the Debt for exchange of 1,920,000 Series A Preferred Stock issued by our company.

On October 7, 2015, Pellicane notified us of his election to convert an aggregate of 42,500 Series A Preferred Stock into 42,500,000 common shares of our company.  Concurrently, Morra notified us of his election to convert an aggregate of 42,500 Series A Preferred Stock into 42,500,000 common shares of our company.

On October 7, 2015, pursuant to the above conversions, we issued an aggregate of 85,000,000 common shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

10.5	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

10.6	Management Agreement dated February 7, 2014 between our company and Mark Pellicane (incorporated by reference to our Current Report on Form 8-K filed on March 31, 2014)

10.7	Management Agreement dated February 7, 2014 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on March 31 , 2014)

10.8	Investor Relations Agreement dated October 15, 2014 between our company and LiveCall Investor Relations Company (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2014)

10.9	Promissory Note dated December 29, 2014 between our company and Quezon Group LLC (incorporated by reference to our Current Report on Form 8-K filed on January 12, 2015)

10.10	Amending Agreement dated as of August 6, 2015 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2015)

10.11	Amending Agreement dated as of August 6, 2015 between our company and Alfred Morra (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2015)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Amended Annual Report on Form 10-K/A filed on June 16, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: October 20, 2015	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 20, 2015	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)