Form 10-Q
period 2015-11-30
Falconridge Oil Technologies Corp.
filed 2016-01-21
CIK 1401859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

622,354,667 common shares issued and outstanding as of January 18, 2016.

FALCONRIDGE OIL TECHNOLOGIES CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and nine month periods ended November 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MANAGEMENT'S COMMENTS ON UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2015 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on June 16, 2015. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Falconridge Oil Technologies Corp.
Consolidated Balance Sheets
(Unaudited)

	November 30,	February 28,
	2015	2015
ASSETS

Current
Cash	$84,415	$211,743
Accounts receivable	7,597	2,714
Prepaid and other current assets	16,000	23,616
Deferred finance costs, net of accumulated amortization of $76,800 and $0 respectively	25,674	95,974
Total current assets	133,686	344,047

Property & equipment net of accumulated depreciation of $4,101 and $3,436 respectively	1,756	2,809
Oil and gas properties net of accumulated depletion of $31,383 and $30,712 respectively	65,288	72,322

Total assets	$200,730	$419,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	$145,578	$147,389
Accounts payable related parties	118,322	133,421
Accrued liabilities	43,093	52,948
Loans payable - related parties	1,098,337	1,170,275
Derivative liability	132,319	369,344
Loan payable	70,000	70,000
Convertible notes payable, net of debt discount of $359,656 and $335,076 respectively	128,993	38,674
Total current liabilities	1,736,642	1,982,051

Total liabilities	1,736,642	1,982,051

STOCKHOLDERS' DEFICIT
Preferred stock $0.001 par value, 450,000,000 shares authorized;	7,415	-
7,345,000 and 0 shares issued and outstanding as of November 30, 2015 and February 28, 2015
Common stock, $.001 par value, 4,000,000,000 shares authorized;
and 540,465,372 shares issued and outstanding as of November 30, 2015
and 49,130,616 as of February 28, 2015	205,729	49,131
Additional paid in capital	1,047,952	320,969
Accumulated Deficit	(3,139,141)	(2,166,283)
Accumulated other comprehensive income	342,133	233,310

Total stockholders' deficit	(1,535,912)	(1,562,873)

Total liabilities and stockholders' deficit	$200,730	$419,178

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the Nine Months Ended November 30, 2015 and  2014
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Oil & gas revenue	$2,401	$2,990	$7,612	$10,810

Expenses
General and administrative	634,256	186,682	927,571	299,746
Depreciation, amortization and depletion	1,236	2,291	4,512	7,773

Total operating expense	635,492	188,973	932,083	307,519

Operating loss	(633,091)	(185,983)	(924,471)	(296,709)

Other income (expense)
Interest expense	(115,034)	(3,019)	(215,834)	(7,019)
Amortization of deferred finance costs	(25,600)	-	(76,800)	-
Change in fair value of derivative liability	79,519	-	244,247	-

	(61,115)	(3,019)	(48,387)	(7,019)

Net Loss	$(694,206)	$(189,002)	$(972,858)	$(303,728)
Loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	127,485,808	49,016,667	127,485,808	49,016,667

Comprehensive income (loss)
Net Loss	$(694,206)	$(189,002)	$(972,858)	$(303,728)
Currency translation adjustment	(10,372)	-	108,823	-

Total comprehensive income (loss)	$(704,578)	$(189,002)	$(864,035)	$(303,728)

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended November 30, 2015 and 2014
(Unaudited)

							Accumulated
					Additional	Total	Comprehensive
	Preferred		Common	Common	Paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Stock	Capital	Deficit	(loss)	Deficit

Balances, February 28, 2015	-	$-	49,130,616	$49,131	$320,969	$(2,166,283)	$233,310	$(1,562,873)
Common stock issued	-	-	491,334,756	156,598	189,163	-	-	345,761
Preferred stock issued	7,345,000	7,415	-	-	537,820	-	-	545,235

Currency translation adjustment	-	-	-	-	-	-	108,823	108,823
Net loss	-	-	-	-	-	(972,858)	-	(972,858)

Balances,November 30, 2015	7,345,000	$7,415	540,465,372	$205,729	$1,047,952	$(3,139,141)	$342,133	$(1,535,912)

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended November 30, 2015 and 2014
(Unaudited)

	November30,	November 30,
	2015	2014
Cash flows from operating activities
Net Loss	$(972,858)	$(303,728)
Adjustment to reconcile net loss to net cash used in operations
Non-cash interest	215,834	-
Depreciation, amortization and depletion	4,512	7,773
Stock based compensation	611,900	-
Amortization of deferred finance costs	76,800	-
Change in fair value of derivative liability	(244,247)	-
Changes in working capital
Accounts receivable	(4,883)	6,881
Accounts payable and accrued liabilities	40,942	278,592
Prepaid and other current assets	14,118	-
Accounts payable - related parties	(15,099)	-

Net cash used in operating activities	(272,981	(10,482)

Investment in oil and gas property	-	(18,304)

Net cash used in investing activities	-	(18,304)

Cash flows from financing activities
Proceeds from Convertible notes payable	100,000	-
Advances from related party	23,693	23,677
Financing fees paid	(6,500)	-

Net cash provided by financing activities	93,500	23,677

Effect of foreign currency on cash	18,460	-

Net decrease change in cash	(137,328)	(5,109)

Cash, beginning of period	221,743	26,797

Cash, end of period	$84,415	$21,688

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$-

Non-cash investing and financing disclosures:
Convertible debt repaid with common shares	$99,095	$-
Addition of derivative liability/debt discount	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended November 30, 2015 and 2014
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
For the Nine Months Ended November 30, 2015 and 2014
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of November 30, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$132,319

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$369,344

Balance February 28, 2015	38,674

Issued during the period	100,000
Converted during the period	(99,085)
Change in fair value recognized in operations	89,404

Balance November 30, 2015	128,993

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended November 30, 2015 and 2014
(Unaudited)

3. Going concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,139,141 since inception, a stockholders' deficit of $1,535,912 at November 30, 2015 and a working capital deficit of $1,602,956.  These conditions among others, raise substantial doubt as to the Company's ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4. Loans Payable - related parties

First World Trade Corporation (“FWT”) is a company controlled by a shareholder of the Company.  As at November 30 2015 and February 28, 2015, FWT has advanced the Company $1,098,337 and $1,170,275 respectively) to fund operating costs and shared expenses, the loan is non-interest bearing and without specific terms of repayment.

As of November 30, 2015 and February 28, 2015, the Company owed accounts payables to related parties of $118,322 and $133,421l respectively.

5. Convertible notes payable

During the period ended November 30, 2015, the Company issued the following convertible note payable.

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

The Company recorded amortization of debt discount expense of $75,420 during the period for these notes.

A summary of the activity of Convertible Notes payable is shown below.

Total convertible notes	$374,665
Discount on notes	(245,672)
Net convertible notes	$128,993

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended November 30, 2015 and 2014
(Unaudited)

6. Derivative liabilities

The Company has determined that it needs to account for the Convertible Notes Payable issued as derivative liabilities and apply the provisions of ASC 815.

The Company records the fair value of the of the conversion price of the convertible notes disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding changes in fair value recorded in the consolidated statement of operations. During the period ended November 30, 2015, the Company recorded a gain on the change in fair value of derivative liability of $52,490 (2014 - $0).  At November 30, 2015 the Company recorded a derivative liability of $132,319 (2014 - $0).

For the lattice options pricing model that values the compound embedded derivatives based on a probability weighted discounted cash flow model.  The Convertible Note derivative issued April 16, 2015 was valued as of inception and as of November 30, 2015.  The following assumptions were used for the valuation of the derivative liability related to the April 16, 2015 Note:

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

Falconridge Oil Technologies Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended November 30, 2015 and 2014
(Unaudited)

7. Stockholders' equity

Common stock

During the period, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 450,000,000 shares of common stock, par value $0.001 to 4,000,000,000 shares of common stock, par value of $0.001 per share.

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

Two officers of the Company subscribed for a total of 7,680,000 shares of preferred stock at a deemed value of $0.0025 per share.  Payment was made by setting off $19,200 against accounts payable due to the officers of the Company.  Each share of preferred stock is convertible into 1,000 common shares of the Company's common stock.  During the period, the officers converted 335,000 shares of preferred stock into 335,000,000 shares of common stock.

The 7,680,000 Series A Preferred Stock issued to management were valued by a third party appraiser based upon industry specific control premiums and the Company’s market cap at the time of the transaction based on the market price, adjusted for the relative debt exchanged for the Series A as well as the conversion value, adjusted for dilutive impact of the Series A and subject to a discount for lack of marketability based upon the shares effective liquidity restrictions.  The fair market value of the 7,680,000 shares of Preferred Series A shares issued was $545,500.

During the period, the holders of the convertible notes payable converted $99,085 of notes in exchange for 151,467,256 common shares.

8. Subsequent events

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on this evaluation, no material events have occurred that require recognition or disclosure to the financial statements.

In December 2015, the holders of the convertible notes payable converted $4,081 of notes in exchange for 81,889,305 common shares.

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

On October 9, 2015, our board of directors and a majority of our stockholders approved an increase of our authorized capital from 450,000,000 shares of common stock, par value $0.001 to 4,000,000,000 shares of common stock, par value $0.001.

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

On December 16, 2015, HSC and our company agreed to extend the terms of the license agreement between our companies to December 16, 2016.

Results of Operations

Three and Nine Month Periods Ended November 30, 2015 Compared to the Three and Nine Month Periods Ended November 30, 2014.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended November 30, 2015 and 2014.

Expenses

Our operating expenses for the three and nine months ended November 30, 2015 and 2014 are summarized as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014

Oil and Gas Revenue	$2,401	$2,990	$7,612	$10,810
General and administrative expenses	$634,256	$186,682	$927,571	$299,746
Depreciation, amortization and depletion	$1,236	$2,291	$4,512	$7,773
Interest Expense	$115,034	$3,019	$215,834	$7,019
Net Loss	$(694,206)	$(189,002)	$(972,858)	$(303,728)

Our net loss for the three months ended November 30, 2015 was $694,206 compared to a net loss of $189,002 during the three months ended November 30, 2014.

Our net loss for the nine months ended November 30, 2015 was $972,858 compared to a net loss of $303,728 during the nine months ended November 30, 2014.

During the three months ended November 30, 2015, we incurred operating expenses of $635,492 compared to operating expenses of $188,973 during the three months ended November 30, 2014. The icnrease in operating expenses were generally related to an increase in stock based compensation.

During the nine months ended November 30, 2015, we incurred operating expenses of $932,083 compared to operating expenses of $307,519 during the nine months ended November 30, 2014. The increase in operating expenses were generally related to an increase in stock based compensation.

Our net loss during the three months ended November 30, 2015 and 2014 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 127,485,808 for the three month period ended November 30, 2015.

Our net loss during the nine months ended November 30, 2015 and 2014 was $0.01 per share and $0.01, respectively. The weighted average number of shares outstanding was 127,485,808 for the nine month period ended November 30, 2015.

Liquidity and Capital Resources

Working Capital

	November 30, 2015	February 28, 2015

Current Assets	$133,686	$344,047
Current Liabilities	$1,736,642	$1,982,051
Working Capital	$(1,602,956)	$(1,638,004)

As of November 30, 2015, our current assets were $133,686 and our current liabilities were $1,736,642 which resulted in a working capital deficit of $1,602,956. As of November 30, 2015, current assets were comprised of $84,415 in cash and $7,597 in accounts receivable compared to $233,551 in cash, $2,714 in accounts receivable and $11,808 in prepaid and other current assests at February 28, 2015. As of November 30, 2015, current liabilities were comprised of $145,578 in accounts payable, $43,093 in accrued liabilities, $1,098,337 in loans from related parties and $70,000 in loans payable.

Cash Flows

	Nine Months ended November 30, 2015		Nine Months ended November 30, 2014

Cash Flows from (used in) Operating Activities		$(272,981)	$(10,482)
Cash Flows from (used in) Investing Activities	$	Nil	$(18,304
Cash Flows from (used in) Financing Activities		$117,193	$23,677
Net Increase (decrease) in Cash During Period		$(137,328)	$(5,109)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2015, net cash flows used in operating activities was $272,981consisting of a net loss of $972,858 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, gain on disposal of equipment, accounts receivable and accounts payable and accrued liabilities and accrued expenses). For the nine month period ended November 30, 2014, net cash used in operating activities was $10,482 consisting of a net loss of $303,728 and was offset by changes in operating assets and liabilities (depreciation, amortization and depletion, gain on disposal of equipment, accounts receivable and accounts payable and accrued liabilities and accrued expenses).

Cash Flows from Investing Activities

For the nine months ended November 30, 2015 we used $Nil in investing activities in the form of investment in oil and gas properties, whereas we received $18,304 from investing activities for the nine months ended November 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from loans with related parties, the issuance of equity and debt instruments. For the nine months ended November 30, 2015, we generated $117,193from financing activities. For the nine months ended November 30, 2014, we generated $23,677 from financing activities.

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

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,139,141 since inception, a stockholders' deficit of $1,535,912 at November 30, 2015 and a working capital deficit of $1,602,956.  These conditions among others raise substantial doubt as to the Company's ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

We anticipate that our expenses over the next 12 months (beginning December 2015) will be approximately $2,744,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of November 30, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$132,319

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of February 28, 2015.

	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$369,344

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.2	Bylaws of Falconridge Oil Technologies Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 14, 2008)

3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010)

3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2013)

(4)	Instrument Defining the Right of Holders, Including Indentures

4.1	Form of Share Certificate (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013)

(10)	Material Contracts

10.1	Services and Gross Overriding Royalty Agreement dated October 7, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014)**

10.2
Agreement between Falconridge Ontario and Meadowbank Asset Management Inc. dated February 17, 2011 (incorporated by reference to our Amended Registration Statement on Form S-1/A #2 filed on December 16, 2013)

10.3	License Agreement with HydroSlotter Corporation of Canada dated October 1, 2012 (incorporated by reference to our Amended Registration Statement on Form S-1/A #5 filed on July 22, 2014)**

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

FALCONRIDGE OIL TECHNOLOGIES CORP.

Date: January 21, 2016	/s/ Mark Pellicane
Mark Pellicane
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 21, 2016	/s/ Alfred Morra
Alfred Morra
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)